Form 10QSB
period 1995-06-30
WAVEMAT INC
filed 1995-08-15
CIK 803957

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB
        (Mark One)
        / /      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     EXCHANGE SECURITIES ACT OF 1934

        For the quarterly period ended JUNE 30, 1995.


        / /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     EXCHANGE ACT

       For the transition period from _______________ to _______________


                         Commission file number 0-16919

                                 WAVEMAT INC.
       (Exact name of small business issuer as specified in its charter)

                   DELAWARE                             38-2512387
         (State or other jurisdiction of               (I.R.S. Employer
        incorporation or organization)               Identification No.)


       44191 PLYMOUTH OAKS BLVD., SUITE 100   PLYMOUTH, MICHIGAN  48170
                    (Address of principal executive offices)

                                   (313) 454-0020


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---
         As of July 29, 1995 the registrant had 6,343,353 shares of its Common Stock, $.01 par value outstanding.

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

                                  WAVEMAT INC.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                     For the Three Months      For the Six Months
                                         Ended June 30,          Ended June 30,
                                       1995         1994        1995        1994
OPERATING REVENUE:                  -----------  ----------  ----------  ----------
 Microwave processing system sales     $38,645     $32,200     $86,239     $92,378
 Microwave processing system sales
  - affiliate                           24,020       9,053      24,020     570,681
                                    ----------   ---------   ---------   ---------
  Total operating revenue               62,665      41,253     110,259     663,059
                                    ----------   ---------   ---------   ---------
OPERATING COSTS AND EXPENSES:
 Cost of sales                          33,328      50,561      71,638     474,707
 Research and development               12,429      21,501      22,964      22,394
 Selling, general and administrative   198,953     177,013     362,768     395,347
 Royalty expense - affiliate             2,033       2,646       5,016      19,083
                                    ----------   ---------   ---------   ---------
  Total operating costs and expenses   246,743     251,721     462,386     911,531
                                    ----------   ---------   ---------   ---------
 Operating loss                       (184,078)   (210,468)   (352,127)   (248,472)

OTHER INCOME (EXPENSE):
 Interest income                            25          44          44         137
 Interest expense                         (576)     (1,517)     (1,373)     (3,442)
 Interest expense - affiliate          (38,281)     (4,378)    (71,828)     (6,885)
                                    ----------   ---------   ---------   ---------
  Other expense, net                   (38,832)     (5,851)    (73,157)    (10,190)
                                    ----------   ---------   ---------   ---------
  NET LOSS                           ($222,910)  ($216,319)  ($425,284)  ($258,662)
                                    ==========   =========   =========   =========
NET LOSS PER SHARE OF
 COMMON STOCK                           ($0.04)     ($0.04)     ($0.07)     ($0.05)
                                    ==========   =========   =========   =========
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                  6,343,353   5,672,364   6,343,353   5,674,364
                                    ==========   =========   =========   =========


        The accompanying notes are an integral part of these statements.

                                  WAVEMAT INC.
                        STATEMENT OF FINANCIAL POSITION
                                  (Unaudited)



                             ASSETS                                          JUNE 30,
                                                                              1995
CURRENT ASSETS:                                                         -------------
  Cash and cash equivalents                                             $      40,924
  Accounts receivable                                                          31,904
  Inventory                                                                    45,711
  Prepaid expenses                                                                784
                                                                        -------------
    Total current assets                                                      119,323

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net of accumulated
  depreciation and amortization of $531,882                                    64,793
LICENSE AGREEMENT, net of accumulated amortization
  of $15,824                                                                   20,447
PURCHASED TECHNOLOGY, net of accumulated amortization
  of $40,625                                                                  284,375
DEFERRED PATENT COSTS                                                          84,062
OTHER ASSETS                                                                   18,504
                                                                        -------------
    Total assets                                                        $     591,504
                                                                        =============
             LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
  Current portion of capital lease obligations                          $       7,192
  Short-term borrowings                                                        85,000
  Short-term borrowings - affiliate                                         1,448,365
  Accounts payable                                                            343,596
  Accounts payable - affiliate                                                 81,081
  Accrued liabilities                                                         427,213
  Customer deposits                                                            14,857
  Customer deposits - affiliate                                               128,243
                                                                        -------------
    Total current liabilities                                               2,535,547

SHAREHOLDERS' DEFICIT:
  Preferred stock, $.10 par value, 1,000,000 shares authorized and 4,000 shares ($399,600 aggregate liquidation preference)
    issued and outstanding                                                    400,000
  Common stock, $.01 par value, 20,000,000 shares authorized and
    6,343,353 shares issued and outstanding                                    63,434
  Additional paid-in capital                                                3,915,562
  Accumulated deficit                                                      (6,323,039)
                                                                        -------------
      Shareholders' deficit                                                (1,944,043)
                                                                        -------------
    Total liabilities and shareholders' deficit                         $     591,504
                                                                        =============

              The accompanying notes are an integral part of these statements.

                                  WAVEMAT INC.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                          For the Six Months
                                                            Ended June 30,
                                                     ----------------------------
                                                        1995              1994
                                                     ----------        ----------

CASH, BEGINNING OF PERIOD                             $  ---              $1,058
                                                    ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                          (425,284)         (258,662)
    Adjustments to reconcile net loss
     to net cash provided by (used in) operating
     activities:
       Depreciation and amortization                    39,920            43,750
     Changes in current assets and liabilities:
       Accounts receivable                             (26,993)           97,770
       Inventory                                           986           168,974
       Prepaid expenses                                  3,264            12,584
       Bank overdraft                                  (29,555)            ---
       Short-term borrowings                            85,000             ---
       Short-term borrowings - affiliate               283,275           182,300
       Accounts payable                                (27,171)              248
       Accounts payable - affiliate                     19,683            27,579
       Accrued liabilities                             145,231            45,973
       Customer deposits                               (13,465)            3,402
       Customer deposits - affiliate                     ---            (310,486)
                                                    ----------        ----------
Net cash provided by operating activities               54,891            13,432

CASH FLOWS FROM INVESTING ACTIVITIES:
       Increase in deferred patent costs               (10,744)           (9,634)
                                                    ----------        ----------
Net cash used in investing activities                  (10,744)           (9,634)

CASH FLOWS FROM FINANCING ACTIVITIES:
       Redemption of debt                               (3,223)           (4,719)
                                                    ----------        ----------
Net cash used in financing activities                   (3,223)           (4,719)
                                                    ----------        ----------
INCREASE (DECREASE) IN CASH                             40,924              (921)
                                                    ----------        ----------
CASH, END OF PERIOD                                    $40,924              $137
                                                    ==========        ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       Interest payments                              $    565            $1,220
                                                    ==========        ==========

        The accompanying notes are an integral part of these statements.

                                 WAVEMAT, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)




(1)      GENERAL

         Except as the context otherwise indicates the term the "Company" refers to Wavemat Inc.

         In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994.

(2)      DETAILS TO STATEMENTS OF FINANCIAL POSITION

         Inventory consisted of the following:                June 30,
                                                                1995
                                                            -----------
        Raw materials                                            30,938
        Work-in-process                                          14,773
                                                              ---------
                                                              $  45,711
                                                              =========

        A summary of Accrued Liabilities follows:             June 30,
                                                                1995
                                                            -----------
        Accrued Legal & Audit                                    27,626
        Royalties - affiliate                                    17,780
        Commissions                                              55,798
        Deferred compensation                                   115,897
        Accrued interest-affiliate                              118,591
        Other                                                    89,521
                                                              ---------
                                                              $ 425,213
                                                              =========


(3)      SHORT TERM BORROWINGS

         On June 28, 1995, the Company entered into a $100,000 line of credit arrangement with a bank with such credit line carrying an interest rate on outstanding balances of two percent above the prevailing prime rate of a major bank. In addition, the Company will incur a $4,000 fee relating to obtaining of this line of credit. The Company has drawn $85,000 on this line of credit as of June 30, 1995. The amounts borrowed pursuant to this line of credit are payable by the Company as of December 28, 1995.

                                 WAVEMAT, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)



(4)      SHORT TERM BORROWINGS - AFFILIATE

         The Company finalized a $350,000 revolving Line of Credit Promissory Note with Growth Funding, Ltd. ("Growth"), a wholly-owned subsidiary of Venture Funding, Ltd. ("Venture"), a significant shareholder of the Company, with such credit line carrying an interest rate on outstanding balances of 2 percent above the prevailing prime rate of a major bank. The amounts borrowed pursuant to this line of credit are payable by the Company upon demand. In addition, this Promissory Note is to be repaid, pursuant to the amended Supply Agreement between the Company and Norton Diamond Film Division ("Norton") of Saint-Gobain/Norton Industrial Ceramics Corporation, an affiliate of the Company, dated August 9, 1994, in which Norton has agreed to waive their standard 20% discount from the prevailing list price for its purchases from the Company provided this 20% discount is used to first repay accrued interest and then principal owing on the outstanding balance to Venture until the balance is repaid in full.

         For the period from April 7, 1994 through June 30, 1995, the Company has drawn $350,000 against this line of credit and has accrued $35,703 of interest pertaining to this obligation at interest rates ranging from 8.25 percent to 11 percent.

         On August 18, 1994 the Company issued a Convertible Debenture ("Debenture") to Growth, for the principal amount of $724,575, with the interest accruing on the outstanding balance at a rate of 2 percent above the prime rate of a major bank. The Debenture principal amount plus accrued interest is payable on August 18, 1995, or may be converted by Growth to shares of voting common shares, without par value of the Company at a conversion price equal to $.5631 per share. On June 30, 1995, interest had accrued of $67,119 pertaining to the Debenture at interest rates ranging from 9.75 percent to 11.00 percent. The Debenture amount of $724,575 represents amounts owed by the Company to Venture in relation to a promissory note ($125,000), plus related accrued interest ($23,603), deferred compensation ($261,139), accrued royalties ($212,591), and other miscellaneous liabilities ($102,242).

         On December 1, 1994, the Company entered into a $100,000 line of credit arrangement evidenced by a promissory note with Growth. The amounts borrowed pursuant to this line of credit are payable by the Company on demand. The Company has drawn $100,000 of the line of credit as of June 30, 1995. The applicable interest rate is at 2 percentage points above the prime rate of a major bank with such interest rates ranging from 9.75 percent per annum to 11 percent per annum for the period ending June 30, 1995. On June 30, 1995, the Company had accrued $6,723 of interest pertaining to this obligation.

                                 WAVEMAT, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)





(4)      SHORT TERM BORROWINGS - AFFILIATE (CONTINUED)

         On January 4, 1995, the Company entered into a line of credit arrangement evidenced by a promissory note with Growth. The amounts borrowed pursuant to this line of credit are payable on demand. The Company has drawn $273,790 on this line of credit as of June 30, 1995. The applicable interest rate is 2 percentage points above the prime rate of a major bank with such interest rates ranging from 10.50 percent per annum to 11.00 percent per annum for the period from January 4, 1995 through June 30, 1995. On June 30, 1995, the Company had accrued $7,505 of interest pertaining to this obligation.

(5)      STOCK OPTIONS

         On May 10, 1995, options to purchase a total of 6,000 shares of the Company's common stock were granted to a non-employee Director of the Company under the Company's Stock Option Plan for Non-employee Directors at an option price of $.3438 per share.

(6)      COMMITMENTS AND CONTINGENCIES

         GOING CONCERN

         The Company has incurred operating losses and generated cash flow deficits from operating activities since inception, therefore, the Company's ability to continue as a going concern is contingent upon its ability to raise additional funds to support its activities.

         The Company is relying on sales of its microwave processing systems to provide additional working capital. The Company is also continuously evaluating acquisitions of technologies and/or entities owning such technologies which are compatible to the Company's business strategies with the intention of increasing the Company's revenue generating capabilities. In addition, the Company is continuing to seek capital from various sources of funding such as additional term loans, lines of credit, corporate partners and sales of equity securities.
         However, there is no assurance that the required amount of additional funds can be raised.

                                 WAVEMAT, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

THE THREE AND SIX MONTHS ENDED JUNE 30, 1995 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 1994

Operating loss declined during the 1995 quarter compared to 1994 due to slightly higher operating revenue, while operating loss increased substantially for the six month period of 1995 in comparison with the same period in 1994 as a result of a substantial decline in operating revenue.

Operating revenue increased slightly during the quarter ending June 30, 1995, due to an improvement in microwave processing systems sales. Operating revenue for the six month period ending June 30, 1995 declined because of a significant decrease in microwave processing system sales. Microwave processing orders for the six month period continued to be negatively impacted by the availability of funds to purchase capital equipment by our major customers.

Operating expenses declined slightly for the quarter, primarily as a result of lower cost of sales and research and development expenses. Operating expenses for the six month period were significantly lower due to an overall decrease in cost of sales, selling, general and administrative expense and royalty expense-affiliate. The decrease in cost of sales and royalty expense-affiliate reflects lower microwave processing system sales as mentioned above. Selling, general and administrative expenses were slightly higher for the quarter due to higher advertising expenses while selling, general and administrative expense decreased for the six months ending June 30, 1995 because of lower salary and benefit costs.

Net loss increased slightly for the quarter ended and increased significantly for the six-month period as a result of the changes in operating loss mentioned above. Other expenses, net recognized for the quarter and period ending June 30, 1995 reflect an increase in interest expense due to higher balances of interest bearing debt and borrowing costs in comparison to the same periods of time in 1994.

FINANCIAL CONDITION

JUNE 30, 1995 COMPARED TO DECEMBER 31, 1995

The Company continued to have difficulty meeting its cash requirements during the first six months of 1995. For the six months ended June 30, 1995, the Company continued to defer payment of all or a portion of compensation of certain management personnel to conserve cash for operating purposes. Deferred compensation costs of the Company amounted to $115,897 as of June 30, 1995.
The Company was also in arrears pertaining to other obligations in the amount of $296,025 as of June 30, 1995.

Obligations which the Company met during the first six months of 1995 were satisfied through sales of the Company's microwave processing systems, customer deposits, lines of credit and short-term borrowings.

As indicated in Note 6 to the Financial Statements, the Company has incurred operating losses and generated cash flow deficits from operating activities since its inception, therefore, the Company's ability to continue as a going concern is contingent upon its ability to raise additional funds to support its activities. At June 30, 1995, the Company had a negative working capital position of $2,416,224 compared to a negative working capital position of $2,020,116 at December 31, 1994.

The Company is attempting to generate working capital through the sale of its microwave processing systems and through its contract research and development activities. As of June 30, 1995, the Company had a backlog of open sales orders, net, of customer deposits, amounting to $289,486. Subject to various qualifications and assuming no change in delivery dates or in the shipment of orders in the normal course of business, management expects, although there can be no assurance, to ship all of the above mentioned backlog and collect the applicable cash proceeds during 1995.

The Company must increase its backlog of open sales orders substantially and obtain additional product development assistance to adequately support its activities. The Company is continuously evaluating acquisitions of technologies and/or entities owning such technologies which are compatible to the Company's business strategies with the intention of increasing the Company's revenue generating capabilities. In addition, the Company is continuing to seek funding from various other sources such as additional term loans, lines of credit, corporate partners and equity financing. However, there is no assurance that the required amount of additional funds can be raised.

ITEM 4.  OTHER INFORMATION

         On July 5, 1995, Dr. Frederic H. Erbish was appointed by Michigan State University ("MSU"), an affiliate of the Company, to service on the Company's Board of Directors, pursuant to an Investment Agreement entered into with the Company and MSU on August 19, 1994.

ITEM 5.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits - EX.27 Financial Data Schedule


         (b)      Reports on Form 8-K:

                  No reports on Form 8-K have been filed during the Quarter ended June 30, 1995.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   WAVEMAT INC.
                                            -----------------------
                                               Registrant


Date:  August 14, 1995                 BY:   /s/ Monis Schuster
                                          -------------------------------------
                                             Monis Schuster, Chairman of the
                                             Board and Chief Executive Officer
                                             (Principal Operating Officer)



Date:  August 14, 1995                 BY:   /s/ Sharon K. Zitnik
                                          -------------------------------------
                                             Sharon K. Zitnik, Vice President
                                             Treasurer and Chief Financial
                                             Officer (Principal Financial
                                             Officer)

                                EXHIBIT INDEX



  Exhibit
    No.                  Description                                  Page
  -------                -----------                                  ----
 EX.27                    Financial Data Schedule
