Form 10QSB
period 1995-09-30
WAVEMAT INC
filed 1995-11-20
CIK 803957

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB


(Mark One)
 ___
/__/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          EXCHANGE SECURITIES ACT OF 1934


For the quarterly period ended SEPTEMBER 30, 1995.

 ___
/__/     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          EXCHANGE ACT

For the transition period from _______________ to _______________


                       Commission file number 0-16919


                                WAVEMAT INC.
--------------------------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)


            DELAWARE                                        38-2512387
--------------------------------------------------------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)


      44191 PLYMOUTH OAKS BLVD., SUITE 100   PLYMOUTH, MICHIGAN  48170
--------------------------------------------------------------------------------
                  (Address of principal executive offices)

                               (313) 454-0020
--------------------------------------------------------------------------------

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

         As of October 26, 1995 the registrant had 6,343,353 shares of its Common Stock, $.01 par value outstanding.

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

                                  WAVEMAT INC.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                      For the Three Months                   For the Nine Months
                                                      Ended September 30,                   Ended September 30,
                                                   1995               1994               1995                1994
OPERATING REVENUE:                           -----------------  -----------------  -----------------  -------------------
 Microwave processing system sales                    $23,731            $46,188           $109,970             $138,566
 Microwave processing system sales
  - affiliate                                           ---                1,910             24,020              572,591
                                             -----------------  -----------------  -----------------  -------------------
  Total operating revenue                              23,731             48,098            133,990              711,157
                                             -----------------  -----------------  -----------------  -------------------
OPERATING COSTS AND EXPENSES:
 Cost of sales                                         12,255             61,932             83,893              536,639
 Research and development                              13,148             25,494             36,112               47,888
 Selling, general and administrative                  204,815            171,663            567,583              567,011
 Royalty expense - affiliate                            ---                3,229              5,016               22,312
                                             -----------------  -----------------  -----------------  -------------------
  Total operating costs and expenses                  230,218            262,318            692,604            1,173,850
                                             -----------------  -----------------  -----------------  -------------------
 Operating loss                                      (206,487)          (214,220)          (558,614)            (462,693)

OTHER INCOME (EXPENSE):
 Interest income                                          120                 17                164                  154
 Interest expense                                      (5,885)            (1,311)            (7,258)              (4,753)
 Interest expense - affiliate                         (41,385)           (16,338)          (113,213)             (23,223)
                                                        ---                  950             ---                     950
                                             -----------------  -----------------  -----------------  -------------------
  Other expense, net                                  (47,150)           (16,682)          (120,307)             (26,872)
                                             -----------------  -----------------  -----------------  -------------------
  NET LOSS                                          ($253,637)         ($230,902)         ($678,921)           ($489,565)
                                             =================  =================  =================  ===================
NET LOSS PER SHARE OF
 COMMON STOCK                                          ($0.04)            ($0.04)            ($0.11)              ($0.08)
                                             =================  =================  =================  ===================
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                                 6,343,353          5,985,978          6,343,353            5,778,051
                                             =================  =================  =================  ===================


        The accompanying notes are an integral part of these statements.

                                  WAVEMAT INC.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                  For the Nine Months
                                                                  Ended September 30,
                                                       ------------------------------------------
                                                             1995                     1994
                                                       -----------------        -----------------
CASH, BEGINNING OF PERIOD                                      $ ---                    $1,058
                                                       -----------------        -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                 (678,921)                (489,565)
    Adjustments to reconcile net loss
     to net cash provided by (used in) operating
     activities:
       Depreciation and amortization                           58,034                   65,043
     Changes in current assets and liabilities:
       Accounts receivable                                    (47,143)                 110,584
       Inventory                                             (117,999)                 179,007
       Prepaid expenses                                       (15,363)                  12,666
       Bank overdraft                                         (29,555)                  10,231
       Short-term borrowings                                  181,000                     ---
       Short-term borrowings - affiliate                      488,075                  914,875
       Accounts payable                                       (49,453)                 (11,018)
       Accounts payable - affiliate                            30,195                  (49,164)
       Accrued liabilities                                    227,677                 (403,642)
       Customer deposits                                      (14,965)                  (1,112)
       Customer deposits - affiliate                             ---                  (310,486)
                                                       -----------------        -----------------
Net cash provided by operating activities                      31,582                   27,419

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of equipment and leasehold
         improvements                                            ---                      (462)
       Increase in deferred patent costs                      (24,263)                 (19,449)
                                                       -----------------        -----------------
Net cash used in investing activities                         (24,263)                 (19,911)

CASH FLOWS FROM FINANCING ACTIVITIES:
       Redemption of debt                                      (3,223)                  (8,566)
                                                       -----------------        -----------------
Net cash used in financing activities                          (3,223)                  (8,566)
                                                       -----------------        -----------------
INCREASE (DECREASE) IN CASH                                     4,096                   (1,058)
                                                       -----------------        -----------------
CASH, END OF PERIOD                                            $4,096                   $ ---
                                                       =================        =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       Interest payments                                       $  657                   $7,121
                                                       =================        =================

        The accompanying notes are an integral part of these statements.

                                  WAVEMAT INC.
                        STATEMENT OF FINANCIAL POSITION
                                  (Unaudited)



                             ASSETS                                                    SEPTEMBER 30,
                                                                                            1995
CURRENT ASSETS:                                                                        ---------------
  Cash and cash equivalents                                                           $         4,096
  Accounts receivable                                                                          52,054
  Inventory                                                                                   164,696
  Prepaid expenses                                                                             19,411
                                                                                       ---------------
    Total current assets                                                                      240,257

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net of accumulated
  depreciation and amortization of $542,692                                                    53,983
LICENSE AGREEMENT, net of accumulated amortization
  of $16,358                                                                                   19,914
PURCHASED TECHNOLOGY, net of accumulated amortization
  of $47,396                                                                                  277,604
DEFERRED PATENT COSTS                                                                          97,581
OTHER ASSETS                                                                                   18,504
                                                                                       ---------------
    Total assets                                                                      $       707,843
                                                                                       ===============
             LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
  Current portion of capital lease obligations                                        $         7,192
  Short-term borrowings                                                                       181,000
  Short-term borrowings - affiliate                                                         1,653,165
  Accounts payable                                                                            321,314
  Accounts payable - affiliate                                                                 91,593
  Accrued liabilities                                                                         509,659
  Customer deposits                                                                            13,357
  Customer deposits - affiliate                                                               128,243
                                                                                       ---------------
    Total current liabilities                                                               2,905,523

SHAREHOLDERS' DEFICIT:
  Preferred stock, $.10 par value, 1,000,000 shares authorized and 4,000 shares ($399,600 aggregate liquidation preference)
    issued and outstanding                                                                    400,000
  Common stock, $.01 par value, 20,000,000 shares authorized and
    6,343,353 shares issued and outstanding                                                    63,434
  Additional paid-in capital                                                                3,915,562
  Accumulated deficit                                                                      (6,576,676)
                                                                                       ---------------
      Shareholders' deficit                                                                (2,197,680)
                                                                                       ---------------
    Total liabilities and shareholders' deficit                                       $       707,843
                                                                                       ===============

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

(2)      DETAILS TO STATEMENTS OF FINANCIAL POSITION

         Inventory consisted of the following:               September 30,
                                                                 1995
                                                             -------------
         Raw materials                                           32,936
         Work-in-process                                        131,760

                                                              ---------
                                                              $ 164,696
                                                              =========

         A summary of Accrued Liabilities follows:           September 30,
                                                                 1995
                                                             -------------

         Accrued legal & audit                                   31,112
         Royalties - affiliate                                   17,780
         Commissions                                             55,299
         Deferred compensation                                  139,132
         Accrued interest-affiliate                             159,976
         Other                                                  106,360

                                                              ---------
                                                              $ 509,659
                                                              =========


(3)      SHORT TERM BORROWINGS

         On June 28, 1995, the Company entered into a $100,000 line of credit arrangement with a bank with such credit line carrying an interest rate on outstanding balances of two percent above the prevailing prime rate of a major bank. The Company paid a commitment fee of $4,000 for the arrangement of the line of credit. On July 6, 1995, the line of credit was extended for an additional $85,000. This line of credit is secured pursuant to a guarantee agreement between Venture Funding Ltd. ("Venture"), a significant shareholder of the Company and the lending bank. The Company has drawn $181,000 against this line of credit and has accrued $3,855 of interest pertaining to this obligation at interest rates ranging from 11.00 percent to 10.75 percent. The amounts borrowed pursuant to this line of credit are payable by the Company as of December 28, 1995.

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

         For the period from April 7, 1994 through September 30, 1995, the Company has drawn $350,000 against this line of credit and has accrued $48,573 of interest pertaining to this obligation at interest rates ranging from 8.25 percent to 11 percent.

         On August 18, 1994 the Company issued a Convertible Debenture ("Debenture") to Growth, for the principal amount of $724,575, with the interest accruing on the outstanding balance at a rate of 2 percent above the prime rate of a major bank. The Debenture principal amount plus accrued interest is payable on August 18, 1995, or may be converted by Growth at its option, to shares of voting common shares, without par value of the Company at a conversion price equal to $.5631 per share. On September 30, 1995, interest had accrued of $87,055 pertaining to the Debenture at interest rates ranging from 9.75 percent to 11.00 percent. The Debenture amount of $724,575 represents amounts owed by the Company to Venture in relation to a promissory note ($125,000), plus related accrued interest ($23,603), deferred compensation ($261,139), accrued royalties ($212,591), and other miscellaneous liabilities ($102,242).

         On December 1, 1994, the Company entered into a $100,000 line of credit arrangement evidenced by a promissory note with Growth. The amounts borrowed pursuant to this line of credit are payable by the Company on demand. The Company has drawn $100,000 of the line of credit as of September 30, 1995. The applicable interest rate is at 2 percentage points above the prime rate of a major bank with such interest rates ranging from 9.75 percent per annum to 11 percent per annum for the period ending September 30, 1995. On September 30, 1995, the Company had accrued $6,723 of interest pertaining to this obligation.

                                 WAVEMAT, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)



(4)      SHORT TERM BORROWINGS - AFFILIATE (CONTINUED)

         On January 4, 1995, the Company entered into a line of credit arrangement evidenced by a promissory note with Growth. The amounts borrowed pursuant to this line of credit are payable on demand. The Company has drawn $478,590.00 on this line of credit as of September 30, 1995. The applicable interest rate is 2 percentage points above the prime rate of a major bank with such interest rates ranging from
         10.50 percent per annum to 11.00 percent per annum for the period from January 4, 1995 through September 30, 1995. On September 30, 1995, the Company had accrued $16,573 of interest pertaining to this obligation.

(5)      COMMITMENTS AND CONTINGENCIES

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


RESULTS OF OPERATIONS

THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1994

Operating loss increased significantly during the 1995 quarter and nine-month period as a result of a substantial decline in operating revenue.


Operating revenue declined because of significantly lower microwave processing system sales which continue to be negatively impacted by the availability of funds to purchase capital equipment by major customers.

Operating expenses decreased modestly for the quarter ended and significantly for the nine-month period as a result of lower cost of sales, lower research and development activities and royalty expense. The decline in cost of sales was attributed to significantly lower microwave processing system sales. The decrease in research and development activities reflects lower non-sponsored activities for the period. The decrease in royalty expense was attributable to lower microwave processing system sales. For the quarter ending, the overall decrease in operating expense was somewhat offset by an increase in selling, general and administrative due to an increase in sales and marketing activities.

Net loss increased for the quarter ended and increased significantly for the nine-month period as a result of the changes in operating loss mentioned above. Other expenses, net recognized for the quarter and period ending September 30, 1995, reflect an increase in interest expense due to higher balances of interest bearing debt and borrowing costs in comparison to the same period of time in 1994.

FINANCIAL CONDITION

SEPTEMBER 30, 1995 COMPARED TO DECEMBER 31, 1995

The Company continued to have difficulty meeting its cash requirements during the first nine months of 1995. For the nine months ended September 30, 1995, the Company continued to defer payment of all or a portion of compensation of certain management personnel to conserve cash for operating purposes. Deferred compensation costs of the Company amounted to $139,132 as of September 30, 1995. The Company was also in arrears pertaining to other obligations in the amount of $178,944 as of September 30, 1995.

Obligations which the Company met during the first nine months of 1995 were satisfied through sales of the Company's microwave processing systems, customer deposits, lines of credit and short-term borrowings.

As indicated in Note 5 to the Financial Statements, the Company has incurred operating losses and generated cash flow deficits from operating activities since its inception, therefore, the Company's ability to continue as a going concern is contingent upon its ability to raise additional funds to support its activities. At September 30, 1995, the Company had a negative working capital position of $2,665,266 compared to a negative working capital position of $2,020,116 at December 31, 1994.

The Company is attempting to generate working capital through the sale of its microwave processing systems and through its contract research and development activities. As of September 30, 1995, the Company had a backlog of open sales orders, net, of customer deposits, amounting to $290,366. Subject to various qualifications and assuming no change in delivery dates or in the shipment of orders in the normal course of business, management expects, although there can be no assurance, to ship all of the above mentioned backlog and collect the applicable cash proceeds during 1995.

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

ITEM 4.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits - Ex. 27 Financial Data Schedule

         (b)      Reports on Form 8-K:

                  No reports on Form 8-K have been filed during the Quarter ended September 30, 1995.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  WAVEMAT INC.
                                               -----------------
                                                  REGISTRANT


DATE: NOVEMBER 19, 1995                   BY:  /s/ MONIS SCHUSTER
                                               -----------------------------
                                               MONIS SCHUSTER, CHAIRMAN OF THE
                                               BOARD AND CHIEF EXECUTIVE OFFICER
                                               (PRINCIPAL OPERATING OFFICER)



DATE: NOVEMBER 19, 1995                   BY:  /s/ SHARON K. ZITNIK
                                               -----------------------------
                                               SHARON K. ZITNIK, VICE PRESIDENT
                                               TREASURER AND CHIEF FINANCIAL
                                               OFFICER (PRINCIPAL FINANCIAL
                                               OFFICER)

                                EXHIBIT INDEX



                                                                                                               SEQUENTIALLY
EXHIBIT                                                                                                          NUMBERED
NUMBER                                               DESCRIPTION                                                   PAGE
------                                               -----------                                               ------------
27         --     Financial Data Schedule