Form 10QSB
WAVEMAT INC
filed 1996-05-20
CIK 803957

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB


(Mark One)

/ / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE SECURITIES ACT OF 1934.

For the quarterly period ended MARCH 31, 1996.
                               --------------

/ /       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE
          ACT.

For the transition period from                        to
                                ---------------------     ---------------------

                        Commission file number: 0-16919
                                                -------

                                WAVEMAT INC.
-------------------------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)


               DELAWARE                              38-2512387
-------------------------------------------------------------------------------
     (State or other jurisdiction of               (I.R.S. Employer
      incorporation or organization)              Identification No.)


     44191 PLYMOUTH OAKS BLVD, STE. 100, PLYMOUTH, MICHIGAN 48170
-------------------------------------------------------------------------------
    (Address of principal executive offices)               (Zip Code)

                               (313) 454-0020
-------------------------------------------------------------------------------
            (Registrant's telephone number, including area code)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes   x         No
                            -----          -----

     As of April 30, 1996, the registrant had 10,182,125 shares of its Common Stock, $.01 par value outstanding.

                           PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

                                 WAVEMAT INC.
                           STATEMENTS OF OPERATIONS
                                 (Unaudited)



                                                            For the Three Months
                                                               Ended March 31,
                                                         1996                  1995
                                                       ----------          -----------
OPERATING REVENUE:
 Microwave processing system sales                     $    4,855          $    47,594
 Microwave processing system sales
  - affiliate                                              13,000              -
                                                       ----------          -----------
  Total operating revenue                                  17,855               47,594
                                                       ----------          -----------
OPERATING COSTS AND EXPENSES:
 Cost of sales                                             14,935               38,310
 Research and development                                  33,890               10,535
 Selling, general and administrative                      173,628              163,815
 Royalty expense - affiliate                                -                    2,983
                                                       ----------          -----------
  Total operating costs and expenses                      222,453              215,643
                                                       ----------          -----------
 Operating loss                                          (204,598)            (168,049)

OTHER INCOME (EXPENSE):
 Interest income                                               74                   19
 Interest expense                                          (1,592)                (797)
 Interest expense - affiliate                             (33,877)             (33,547)
                                                       ----------          -----------
  Other expense,  net                                     (35,395)             (34,325)
                                                       ----------          -----------
  NET LOSS                                              ($239,993)           ($202,374)
                                                       ==========          ===========
NET LOSS PER SHARE OF
 COMMON STOCK                                              ($0.02)              ($0.03)
                                                       ==========          ===========
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                                    10,182,125            6,343,353
                                                       ==========          ===========



    The accompanying notes are an integral part of these statements.

                             WAVEMAT INC.
                       STATEMENTS OF CASH FLOWS
                             (Unaudited)


                                                                        For the Three Months
                                                                           Ended March 31,
                                                               --------------------------------------
                                                                    1996                     1995
                                                               -------------              -----------
CASH, BEGINNING OF PERIOD                                      $      ---                 $     ---
                                                               -------------              -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                        (239,993)                (202,374)
    Adjustments to reconcile net loss
     to net cash provided by (used in) operating
     activities:
       Depreciation and amortization                                  13,602                   20,000
     Changes in current assets and liabilities:
       Accounts receivable                                            13,409                  (25,151)
       Inventory                                                     (26,441)                     (38)
       Prepaid expenses                                                2,680                    3,671
       Bank overdraft                                                 12,179                  (22,034)
       Short-term borrowings - affiliate                             108,500                  128,150
       Accounts payable                                               10,896                   39,709
       Accounts payable - affiliate                                    5,693                    2,537
       Accrued liabilities                                            90,179                   67,094
       Customer deposits                                              26,672                    ---
       Customer deposits - affiliate                                   ---                     (9,587)
                                                               -------------              -----------
Net cash provided by operating activities                             17,376                    1,977

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of equipment and leasehold
         improvements                                                 (7,793)                   ---
       Increase in deferred patent costs                              (9,583)                   ---
                                                               -------------              -----------
Net cash used in investing activities                                (17,376)                   ---

CASH FLOWS FROM FINANCING ACTIVITIES:
       Redemption of debt                                              ---                     (1,977)
                                                               -------------              -----------
Net cash used in financing activities                                  ---                     (1,977)
                                                               -------------              -----------
INCREASE (DECREASE)IN CASH                                             ---                      ---
                                                               -------------              -----------
CASH, END OF PERIOD                                            $       ---                $     ---
                                                               =============              ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       Interest payments                                       $         129              $       386
                                                               =============              ===========


          The accompanying notes are an integral part of these statements.

                                   WAVEMAT INC.
                           STATEMENT OF FINANCIAL POSITION
                                   (Unaudited)




                                                                            MARCH 31,
                                                                              1996
                                                                       ----------------
                      ASSETS
CURRENT ASSETS:
  Accounts receivable                                                  $         44,547
  Inventory                                                                     142,171
  Prepaid expenses                                                                3,048
                                                                       ----------------
    Total current assets                                                        189,766

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net of accumulated
  depreciation and amortization of $559,513                                      56,065
LICENSE AGREEMENT, net of accumulated amortization
  of $17,424                                                                     18,847
PURCHASED TECHNOLOGY, net of accumulated amortization
  of $60,937                                                                    264,063
DEFERRED PATENT COSTS -affiliate                                                157,858
OTHER ASSETS                                                                     18,504
                                                                       ----------------
    Total assets                                                       $        705,103
                                                                       ================
                 LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
  Bank overdraft                                                       $         28,509
  Short-term borrowings - affiliate                                           1,360,365
  Accounts payable                                                              365,436
  Accounts payable - affiliate                                                   43,050
  Accrued liabilities                                                           579,831
  Customer deposits                                                              40,963
  Customer deposits - affiliate                                                 128,243
                                                                       ----------------
    Total current liabilities                                                 2,546,397

SHAREHOLDERS' DEFICIT:
  Preferred stock, $.10 par value, 1,000,000 shares authorized and 4,000 shares ($399,600 aggregate liquidation preference)
    issued and outstanding                                                      400,000
  Common stock, $.01 par value, 20,000,000 shares authorized and
    10,182,125 shares issued and outstanding                                    101,822
  Additional paid-in capital                                                  4,677,174
  Accumulated deficit                                                        (7,020,290)
                                                                       ----------------
      Shareholders' deficit                                                  (1,841,294)
                                                                       ----------------
    Total liabilities and shareholders' deficit                        $        705,103
                                                                       ================


              The accompanying notes are an integral part of these statements.

                                 WAVEMAT, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)



(1)   GENERAL

      Except as the context otherwise indicates the term the "Company" refers to Wavemat Inc.

      In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

(2)   DETAILS TO STATEMENTS OF FINANCIAL POSITION


      Inventory consisted of the following:
                                                        March 31,
                                                          1996
                                                        --------
      Raw materials                                     $ 36,845
      Work-in-process                                     89,938
      Consignment                                         15,388
                                                        --------

                                                        $142,171
                                                        ========

      A summary of Accrued Liabilities follows:         March 31,
                                                          1996
                                                        --------
      Accrued legal & audit                             $ 32,206
      Royalties - affiliate                               62,764
      Commissions                                         71,547
      Deferred compensation                              107,918
      Accrued interest-affiliate                         159,544
      Accrued payroll                                     35,141
      Other                                              110,711
                                                        --------

                                                        $579,831
                                                        ========


(3)   SHORT TERM BORROWINGS - AFFILIATE

      On April 7, 1994, the Company finalized a $350,000 revolving Line of Credit Promissory Note with Growth Funding, Ltd. ("Growth"), a wholly-owned subsidiary of Venture, a significant shareholder of the Company, with such credit

                                 WAVEMAT, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

      line carrying an interest rate on outstanding balances of 2 percent above the prevailing prime rate of a major bank with such interest rate ranging from 8.25 percent per annum to 10.75 percent annum for the period of April 7, 1994 through March 31, 1996. The Company had utilized this entire line of credit during 1994. Amounts borrowed pursuant to this line of credit are payable by the Company on demand. The Company has made payments of $12,000 in 1995, reducing the line of credit Promissory Note to $338,000. In addition, this Promissory Note is to be repaid, pursuant to an Agreement between the Company and Norton Diamond Film Division ("Norton") of Saint-Gobain/Norton Industrial Ceramics Corporation, an affiliate of the Company, dated August 9, 1994, in which Norton agreed to waive their standard 20% discount from the prevailing list price for its purchases from the Company provided this 20% discount is used to first repay accrued interest and then principal owing on the outstanding balance to Venture until the balance is repaid in full.

      On August 18, 1994, the Company issued a Convertible Debenture ("Debenture") to Growth, for the principal amount of $724,575 with the interest accruing on the outstanding balance at a rate of 2 percent above the prime rate of a major bank with such rate ranging from 9.75 percent per annum to 11.00 percent per annum for the period from August 12, 1994 through March 31, 1996. The Debenture amount of $724,575 represents amounts owed by the Company to Venture in relation to a promissory note($125,000), plus related accrued interest ($23,603), deferred compensation ($261,139), accrued royalties ($212,591), and other miscellaneous liabilities ($102,242). The Debenture has an exercise price of $.5630 per share of common stock.

      On October 27, 1995, by resolution of the Board of Directors, the exercise price of the Debenture issued to Growth on August 18, 1994 was reduced from $.5630 to $.1563 per share of common stock, the average of the bid-ask price of the Company's common stock on that date in consideration for financing and contributions of capital provided to the Company during 1995. On the same date, $600,000 of the debt owed Growth under the Debenture was converted to 3,838,772 shares of the Company's common stock. There remains a balance due of $124,574 under the Convertible Debenture.

                                 WAVEMAT, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

     On December 1, 1994, the Company entered into a $100,000 line of credit arrangement evidenced by a promissory note with Growth. The amounts borrowed pursuant to this line of credit are payable by the Company on demand. The Company has utilized $100,000 of the line of credit by December 31, 1995. The applicable interest rate is at 2 percentage points above the prime rate of a major bank with such interest rates ranging from
     9.75 percent per annum to 10.5 percent per annum for the period ending March 31, 1996.

     On January 4, 1995, the Company entered into a line of credit arrangement evidenced by a promissory note with Growth. The amounts borrowed pursuant to this line of credit are payable on demand. The Company has drawn $797,790 on this line of credit as of March 31, 1996. The applicable interest rate is 2 percentage points above the prime rate of a major bank with such interest rates ranging from 10.25 percent per annum to 11.00 percent per annum for the period from January 4, 1995 through March 31, 1996.

(4)   COMMITMENTS AND CONTINGENCIES

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

                                 WAVEMAT, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

THE THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1995

Operating loss increased significantly during the 1996 quarter due primarily to a decline in operating revenue and higher operating expenses.

The decline in operating revenue was attributable to the decrease in sales volume of the company's microwave systems.

Operating expenses increased modestly primarily as a result of higher non-sponsored research and development activities performed by the Company and selling, general and administration expenses. Selling, general and administration expenses increased primarily due to higher consulting expenses.

Other expense, net for the quarter ending March 31, 1996 changed slightly from the same period of time in 1995, due to higher interest due on debt balances.

FINANCIAL CONDITION

MARCH 31, 1996 COMPARED TO DECEMBER 31, 1995

The Company continued to have difficulty meeting its cash requirements during the three months of 1996. For the three months ended March 31, 1996, the Company continued to defer payment of all or a portion of compensation of certain management personnel to conserve cash for operating purposes. Deferred compensation costs of the Company amounted to $107,918 as of March 31, 1996. The Company was also in arrears pertaining to other obligations in the amount of $206,634 as of March 31, 1996.

Obligations which the Company met during the three months of 1996 were satisfied through sales of the Company's microwave processing systems, customer deposits, lines of credit and short-term borrowings.

                                 WAVEMAT, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

As indicated in Note 4 to the Financial Statements, the Company has incurred operating losses and generated cash flow deficits from operating activities since its inception, therefore, the Company's ability to continue as a going concern is contingent upon its ability to raise additional funds to support its activities. At March 31, 1996, the Company had a negative working capital position of $2,198,298 compared to a negative working capital position of $2,112,864 at December 31, 1995.

The Company is attempting to generate working capital through the sale of its microwave processing systems and through its contract research and development activities. As of March 31, 1996, the Company had a backlog of open sales orders, net, of customer deposits, amounting to $76,851. Subject to various qualifications and assuming no change in delivery dates or in the shipment of orders in the normal course of business, management expects, although there can be no assurance, to ship all of the above mentioned backlog and collect the applicable cash proceeds during 1996.

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

ITEM 4.         EXHIBITS AND REPORTS ON FORM 8-K

                (a) Exhibits - Ex. 27 Financial Data Schedule

                (b) Reports on Form 8-K:

                    No reports on Form 8-K have been filed during the Quarter ended March 31,1996.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                              WAVEMAT INC.
                                ----------------------------------------
                                              REGISTRANT



DATE:  MAY 20, 1996             BY:        /S/ MONIS SCHUSTER
                                    ------------------------------------
                                    MONIS SCHUSTER, CHAIRMAN OF THE
                                    BOARD AND CHIEF EXECUTIVE OFFICER
                                    (PRINCIPAL OPERATING OFFICER)


DATE:  MAY 20, 1996             BY:       /S/ SHARON K. ZITNIK
                                    ------------------------------------
                                    SHARON K. ZITNIK, VICE PRESIDENT
                                    TREASURER AND CHIEF FINANCIAL
                                    OFFICER (PRINCIPAL FINANCIAL
                                    OFFICER)

                                Exhibit Index



Exhibit
Number                  Description
-------                 -----------
  27                    Financial Data Schedule