Form 10QSB
period 1996-06-30
WAVEMAT INC
filed 1996-08-20
CIK 803957

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB


(Mark One)

 /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE SECURITIES ACT OF 1934.

For  the quarterly period ended JUNE 30, 1996.
                                --------------

 / /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE
          ACT.

For  the transition period from                   to
                               -------------------   --------------------

                        Commission file number: 0-16919
                                                -------

                                WAVEMAT INC.
- -------------------------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)


       DELAWARE                                       38-2512387
- -------------------------------------------------------------------------------
 (State or other jurisdiction of                  (I.R.S. Employer
  incorporation or organization)                   Identification No.)



44191 PLYMOUTH OAKS BLVD, STE. 100, PLYMOUTH, MICHIGAN           48170
- -------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

                             (313) 454-0020
- -------------------------------------------------------------------------------
            (Registrant's telephone number, including area code)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  x        No
                             ----         -----

     As of July 29, 1996, the registrant had 10,182,125 shares of its Common Stock, $.01 par value outstanding.

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

                                  WAVEMAT INC.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                         For the Three Months             For the Six Months
                                                            Ended June 30,                  Ended June 30,
                                                           1996         1995               1996        1995
                                                       ------------  -----------       ------------  ---------
OPERATING REVENUE:
  Microwave processing system sales                    $    75,933   $   38,645        $    80,789   $  86,239
  Microwave processing system sales
   - affiliate                                               4,306       24,020             17,306      24,020
                                                       -----------   ----------        -----------   ---------
   Total operating revenue                                  80,239       62,665             98,095     110,259
                                                       -----------   ----------        -----------   ---------
OPERATING COSTS AND EXPENSES:
  Cost of sales                                             70,236       33,328             85,171      71,638
  Research and development                                  14,544       12,429             48,434      22,964
  Selling, general and administrative                      169,606      198,953            343,132     362,768
  Royalty expense - affiliate                                5,356        2,033              5,356       5,016
                                                       -----------   ----------        -----------   ---------
   Total operating costs and expenses                      259,742      246,743            482,093     462,386
                                                       -----------   ----------        -----------   ---------
  Operating loss                                          (179,503)    (184,078)          (383,998)   (352,127)

OTHER INCOME (EXPENSE):
  Interest income                                                5           25                 79          44
  Interest expense                                          (1,459)        (576)            (3,051)     (1,373)
  Interest expense - affiliate                             (37,931)     (38,281)           (71,808)    (71,828)
                                                       -----------   ----------        -----------   ---------
   Other expense, net                                      (39,385)     (38,832)           (74,780)    (73,157)
                                                       -----------   ----------        -----------   ---------
   NET LOSS                                              ($218,888)   ($222,910)         ($458,778)  ($425,284)
                                                       ===========   ==========        ===========   =========
NET LOSS PER SHARE OF
  COMMON STOCK                                              ($0.02)      ($0.04)            ($0.05)     ($0.07)
                                                       ===========   ==========        ===========   =========
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                    10,182,125    6,343,353         10,182,125   6,343,353
                                                       ===========   ==========        ===========   =========


        The accompanying notes are an integral part of these statements.

                                  WAVEMAT INC.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                          For the Six Months
                                                            Ended June 30,
                                                     ----------------------------
                                                        1996              1995
                                                     ----------        ----------

CASH, BEGINNING OF PERIOD                             $  ---            $  ---
                                                     ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                          (458,778)         (425,284)
    Adjustments to reconcile net loss
     to net cash provided by (used in) operating
     activities:
       Depreciation and amortization                    27,549            39,920
     Changes in current assets and liabilities:
       Accounts receivable                               7,351           (26,993)
       Inventory                                        17,513               986
       Prepaid expenses                                  1,026             3,264
       Bank overdraft                                   50,658           (29,555)
       Short-term borrowings                             ---              85,000
       Short-term borrowings - affiliate               275,000           283,275
       Accounts payable                                (79,175)          (27,171)
       Accounts payable - affiliate                      6,038            19,683
       Accrued liabilities                             186,074           145,231
       Customer deposits                                23,641           (13,465)
       Customer deposits - affiliate                     ---               ---
                                                     ----------        ----------
Net cash provided by operating activities               56,897            54,891

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of equipment and leasehold
         improvements                                  (42,630)            ---
       Increase in deferred patent costs               (14,267)          (10,744)
                                                     ----------        ----------
Net cash used in investing activities                  (56,897)          (10,744)

CASH FLOWS FROM FINANCING ACTIVITIES:
       Redemption of debt                                ---              (3,223)
                                                     ----------        ----------
Net cash used in financing activities                    ---              (3,223)
                                                     ----------        ----------
INCREASE IN CASH                                         ---              40,924
                                                     ----------        ----------
CASH, END OF PERIOD                                   $  ---             $40,924
                                                     ==========        ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       Interest payments                              $   694           $    565
                                                     ==========        ==========

        The accompanying notes are an integral part of these statements.

                                WAVEMAT INC.
                       STATEMENT OF FINANCIAL POSITION
                                 (Unaudited)


                            ASSETS                                       JUNE 30,
                                                                          1996
                                                                     --------------
CURRENT ASSETS:
  Accounts receivable                                                $      50,605
  Inventory                                                                 98,217
  Prepaid expenses                                                           4,702
                                                                     --------------
    Total current assets                                                   153,524

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net of accumulated
  depreciation and amortization of $566,155                                 84,259
LICENSE AGREEMENT, net of accumulated amortization
  of $17,958                                                                18,314
PURCHASED TECHNOLOGY, net of accumulated amortization
  of $67,708                                                               257,292
DEFERRED PATENT COSTS - affiliate                                          162,542
OTHER ASSETS                                                                18,504
                                                                     --------------
    Total assets                                                     $     694,435
                                                                     ==============
             LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
  Bank overdraft                                                     $      66,988
  Short-term borrowings - affiliate                                      1,526,865
  Accounts payable                                                         275,365
  Accounts payable - affiliate                                              43,395
  Accrued liabilities                                                      675,726
  Customer deposits                                                         37,932
  Customer deposits - affiliate                                            128,243
                                                                     --------------
    Total current liabilities                                            2,754,514

SHAREHOLDERS' DEFICIT:
  Preferred stock, $.10 par value, 1,000,000 shares authorized and 4,000 shares ($399,600 aggregate liquidation preference)
    issued and outstanding                                                 400,000
  Common stock, $.01 par value, 20,000,000 shares authorized and
    10,182,125 shares issued and outstanding                               101,822
  Additional paid-in capital                                             4,677,174
  Accumulated deficit                                                   (7,239,075)
                                                                     --------------
      Shareholders' deficit                                             (2,060,079)
                                                                     --------------
    Total liabilities and shareholders' deficit                      $     694,435
                                                                     ==============

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

(2)  DETAILS TO STATEMENTS OF FINANCIAL POSITION


      Inventory consisted of the following:               June 30,
                                                           1996
                                                        -----------

      Raw materials                                     $  38,744
      Work-in-process                                      44,085
      Consignment                                          15,388
                                                        -----------

                                                        $  98,217
                                                        ===========

      A summary of Accrued Liabilities follows:           June 30,
                                                            1996
                                                        -----------

      Accrued legal & audit                             $  32,176
      Royalties - affiliate                                68,120
      Commissions                                          65,547
      Deferred compensation                               151,939
      Accrued interest-affiliate                          197,474
      Other                                               160,470
                                                        -----------
                                                        $ 675,726
                                                        ===========




(3)   SHORT TERM BORROWINGS - AFFILIATE

      On April 7, 1994, the Company finalized a $350,000 revolving Line of Credit Promissory Note with Growth Funding, Ltd. ("Growth"), a wholly-owned subsidiary of Venture, a significant shareholder of the Company, with such credit

                                 WAVEMAT, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

      line carrying an interest rate on outstanding balances of 2 percent above the prevailing prime rate of a major bank with such interest rate ranging from 8.25 percent per annum to 10.75 percent annum for the period of April 7, 1994 through June 30, 1996. The Company had utilized this entire line of credit during 1994. Amounts borrowed pursuant to this line of credit are payable by the Company on demand. The Company has made payments of $12,000 in 1995, reducing the line of credit Promissory Note to $338,000. In addition, this Promissory Note is to be repaid, pursuant to an Agreement between the Company and Norton Diamond Film Division ("Norton") of Saint-Gobain/Norton Industrial Ceramics Corporation, an affiliate of the Company, dated August 9, 1994, in which Norton agreed to waive their standard 20% discount from the prevailing list price for its purchases from the Company provided this 20% discount is used to first repay accrued interest and then principal owing on the outstanding balance to Venture until the balance is repaid in full.

      On August 18, 1994, the Company issued a Convertible Debenture ("Debenture") to Growth, for the principal amount of $724,575 with the interest accruing on the outstanding balance at a rate of 2 percent above the prime rate of a major bank with such rate ranging from 9.75 percent per annum to 11.00 percent per annum for the period from August 12, 1994 through June 30, 1996. The Debenture amount of $724,575 represents amounts owed by the Company to Venture in relation to a promissory note($125,000), plus related accrued interest ($23,603), deferred compensation ($261,139), accrued royalties ($212,591), and other miscellaneous liabilities ($102,242). The Debenture has an exercise price of $.5630 per share of common stock.

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

                                 WAVEMAT, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

     On December 1, 1994, the Company entered into a $100,000 line of credit arrangement evidenced by a promissory note with Growth. The amounts borrowed pursuant to this line of credit are payable by the Company on demand. The Company has utilized $100,000 of the line of credit by December 31, 1995. The applicable interest rate is at 2 percentage points above the prime rate of a major bank with such interest rates ranging from
     9.75 percent per annum to 10.5 percent per annum for the period ending June 30,1996.

     On January 4, 1995, the Company entered into a line of credit arrangement evidenced by a promissory note with Growth. The amounts borrowed pursuant to this line of credit are payable on demand. The Company has drawn $964,290 on this line of credit as of June 30, 1996. The applicable interest rate is 2 percentage points above the prime rate of a major bank with such interest rates ranging from 10.25 percent per annum to 11.00 percent per annum for the period from January 4, 1995 through June 30,1996.

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

                                WAVEMAT, INC.
                        NOTES TO FINANCIAL STATEMENTS
                                 (UNAUDITED)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

THE THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1995

The Company's operating loss decreased for the second quarter of 1996 compared to the corresponding quarter of 1995. The decrease in operating loss resulted in lower selling, general and administrative expenses more than offsetting higher costs of sales and non-sponsored research and development activities operating.

Operating expenses increased primarily as a result of higher cost of sales due to production inefficiencies and a modest increase in non-sponsored research and development activities performed by the Company. Selling, general and administration expenses decreased primarily due to lower sales activities. Higher royalty expenses was attributable to increased sales activities.

Net loss decreased slightly as a result of the decrease in operating loss mentioned above. The other expense, net recognized during 1996 period resulted from continued borrowing and related interest cost.

FINANCIAL CONDITION

JUNE 30, 1996 COMPARED TO DECEMBER 31, 1995

The Company continued to have difficulty meeting its cash requirements during the six months of 1996. For the six months ended June 30, 1996, the Company continued to defer payment of all or a portion of compensation of certain management personnel to conserve cash for operating purposes. Deferred compensation costs of the Company amounted to $151,359 as of June 30, 1996. The Company was also in arrears pertaining to other obligations in the amount of $180,530 as of June 30, 1996.

Obligations which the Company met during the six months of 1996 were satisfied through sales of the Companys microwave processing systems, customer deposits, lines of credit and short-term borrowings.

                                WAVEMAT, INC.
                        NOTES TO FINANCIAL STATEMENTS
                                 (UNAUDITED)

As indicated in Note 4 to the Financial Statements, the Company has incurred operating losses and generated cash flow deficits from operating activities since its inception, therefore, the Company's ability to continue as a going concern is contingent upon its ability to raise additional funds to support its activities. At June 30, 1996, the Company had a negative working capital position of $2,600,990 compared to a negative working capital position of $2,112,864 at December 31, 1995.

The Company is attempting to generate working capital through the sale of its microwave processing systems and through its contract research and development activities. As of June 30, 1996, the Company had a backlog of open sales orders, net, of customer deposits, amounting to $131,677. Subject to various qualifications and assuming no change in delivery dates or in the shipment of orders in the normal course of business, management expects, although there can be no assurance, to ship all of the above mentioned backlog and collect the applicable cash proceeds during 1996.

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

ITEM 4.         EXHIBITS AND REPORTS ON FORM 8-K

                (a)     Exhibits - Ex. 27 Financial Data Schedule

                (b)     Reports on Form 8-K:

                        No reports on Form 8-K have been filed during the Quarter ended June 30, 1996.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             WAVEMAT INC.
                                     -----------------------------------
                                              REGISTRANT



DATE:  AUGUST 20, 1996             BY:         /S/ MONIS SHUSTER
                                       -----------------------------------------
                                               MONIS SCHUSTER, CHAIRMAN OF THE
                                               BOARD AND CHIEF EXECUTIVE OFFICER
                                               (PRINCIPAL OPERATING OFFICER)


DATE:  AUGUST 20 , 1996            BY:         /S/ SHARON K. ZITNIK
                                       -----------------------------------------
                                               SHARON K. ZITNIK, VICE PRESIDENT
                                               TREASURER AND CHIEF FINANCIAL
                                               OFFICER (PRINCIPAL FINANCIAL
                                               OFFICER)

                                EXHIBIT INDEX



EXHIBIT
NUMBER                             DESCRIPTION
- -------                            -----------
  27                               Financial Data Schedule

