Form 10QSB
period 1996-09-30
WAVEMAT INC
filed 1996-11-21
CIK 803957

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE SECURITIES ACT OF 1934.

For  the quarterly period ended SEPTEMBER 30, 1996.

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          EXCHANGE ACT.

For  the transition period from    _______________ to ________________


                        Commission file number: 0-16919

                                WAVEMAT INC.
--------------------------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)


           DELAWARE                                          38-2512387
 -------------------------------                        --------------------
 (State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                          Identification No.)


        44191 PLYMOUTH OAKS BLVD, STE. 100, PLYMOUTH, MICHIGAN        48170
--------------------------------------------------------------------------------
            (Address of principal executive offices)                (Zip Code)

                               (313) 454-0020
    ----------------------------------------------------------------------
            (Registrant's telephone number, including area code)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes    X          No
                                 -------          -------

     As of September 29, 1996, the registrant had 10,182,125 shares of its Common Stock, $.01 par value outstanding.

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

                                  WAVEMAT INC.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                       For the Three Months      For the Nine Months
                                        Ended September 30,      Ended September 30,
                                         1996       1995         1996          1995
OPERATING REVENUE:                   ----------- ---------- ------------- --------------
 Microwave processing system sales     $146,391    $23,731      $227,180       $109,970
 Microwave processing system sales
  - affiliate                              -           -          17,306         24,020
                                     ----------- ---------- ------------- --------------
  Total operating revenue               146,391     23,731       244,486        133,990
                                     ----------- ---------- ------------- --------------
OPERATING COSTS AND EXPENSES:
 Cost of sales                           84,014     12,255       169,185         83,893
 Research and development                18,935     13,148        67,369         36,112
 Selling, general and administrative    182,544    204,815       525,676        567,583
 Royalty expense - affiliate               -           -          12,992          5,016
                                     ----------- ---------- ------------- --------------
  Total operating costs and expenses    285,493    230,218       775,222        692,604
                                     ----------- ---------- ------------- --------------
 Operating loss                        (139,102)  (206,487)     (530,736)      (558,614)

OTHER INCOME (EXPENSE):
 Interest income                             31        120           110            164
 Interest expense                         1,720     (5,885)       (1,331)        (7,258)
 Interest expense - affiliate           (40,942)   (41,385)     (112,750)      (113,213)
                                     ----------- ---------- ------------- --------------
  Other expense,  net                   (39,191)   (47,150)     (113,971)      (120,307)
                                     ----------- ---------- ------------- --------------
  NET LOSS                            ($178,293) ($253,637)    ($644,707)     ($678,921)
                                     =========== ========== ============= ==============
NET LOSS PER SHARE OF
 COMMON STOCK                            ($0.02)    ($0.04)       ($0.06)        ($0.11)
                                     =========== ========== ============= ==============
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                  10,182,125  6,343,353    10,182,125      6,343,353
                                     =========== ========== ============= ==============


        The accompanying notes are an integral part of these statements.

                                  WAVEMAT INC.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                         For the Three Months
                                                         Ended September 30,
                                                       -----------------------
                                                          1996         1995
                                                       ----------   ----------
CASH, BEGINNING OF PERIOD                              $    ---     $    ---
                                                       ----------   ----------
                                                       ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                            (644,707)    (678,921)
    Adjustments to reconcile net loss
     to net cash provided by (used in) operating
     activities:
       Depreciation and amortization                      41,595       58,034
     Changes in current assets and liabilities:
       Accounts receivable                                 7,906      (47,143)
       Inventory                                          43,296     (117,999)
       Prepaid expenses                                    2,469      (15,363)
       Bank overdraft                                     (1,512)     (29,555)
       Short-term borrowings                                ---       181,000
       Short-term borrowings - affiliate                 369,200      488,075
       Accounts payable                                  (47,052)     (49,453)
       Accounts payable - affiliate                       14,267       30,195
       Accrued liabilities                               297,475      227,677
       Customer deposits                                  (9,665)     (14,965)
                                                       ----------   ----------
Net cash provided by operating activities                 73,272       31,582

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of equipment and leasehold
         improvements                                    (42,630)       ---
       Increase in deferred patent costs                 (30,642)     (24,263)
                                                       ----------   ----------
Net cash used in investing activities                    (73,272)     (24,263)

CASH FLOWS FROM FINANCING ACTIVITIES:
       Redemption of debt                                  ---         (3,223)
                                                       ----------   ----------
Net cash used in financing activities                      ---         (3,223)
                                                       ----------   ----------
INCREASE IN CASH                                           ---          4,096
                                                       ----------   ----------
CASH, END OF PERIOD                                    $   ---          4,096
                                                       ==========   ==========
                                                               0
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       Interest payments                               $     694    $     657
                                                       ==========   ==========

        The accompanying notes are an integral part of these statements.

                                  WAVEMAT INC.
                        STATEMENT OF FINANCIAL POSITION
                                  (Unaudited)



                          ASSETS                             SEPTEMBER 30,
                                                                 1996
CURRENT ASSETS:                                             -------------
  Accounts receivable                                       $     50,050
  Inventory                                                       72,434
  Prepaid expenses                                                 3,097
                                                            -------------
    Total current assets                                         125,581

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net of accumulated
  depreciation and amortization of $572,897                       77,517
LICENSE AGREEMENT, net of accumulated amortization
  of $18,491                                                      17,780
PURCHASED TECHNOLOGY, net of accumulated amortization
  of $74,479                                                     250,521
DEFERRED PATENT COSTS -affiliate                                 178,917
OTHER ASSETS                                                      18,666
                                                            -------------
    Total assets                                            $    668,982
                                                            =============
           LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
  Bank overdraft                                            $     14,818
  Short-term borrowings - affiliate                            1,621,065
  Accounts payable                                               307,488
  Accounts payable - affiliate                                    51,624
  Accrued liabilities                                            787,126
  Customer deposits                                                4,626
  Customer deposits - affiliate                                  128,243
                                                            -------------
    Total current liabilities                                  2,914,990

SHAREHOLDERS' DEFICIT:
  Preferred stock, $.10 par value, 1,000,000 shares
    authorized and 4,000 shares ($399,600 aggregate
    liquidation preference) issued and outstanding               400,000
  Common stock, $.01 par value, 20,000,000 shares
    authorized and 10,182,125 shares issued and outstanding      101,822
  Additional paid-in capital                                   4,677,174
  Accumulated deficit                                         (7,425,004)
                                                            -------------
      Shareholders' deficit                                   (2,246,008)
                                                            -------------
    Total liabilities and shareholders' deficit             $    668,982
                                                            =============

      The accompanying notes are an integral part of these statements.

                                 WAVEMAT, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)



(1)   GENERAL

      Except as the context otherwise indicates the term the "Company" refers to Wavemat Inc.

      In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31,1995.

(2)   DETAILS TO STATEMENTS OF FINANCIAL POSITION

      Inventory consisted of the following:



                          September 30, 1996
                          ------------------
Raw materials                   $40,848
Work-in-process                  31,586
                                -------


                                $72,434
                                =======




A summary of Accrued Liabilities follows:



                            September 30,1996
                            -----------------
Accrued legal & audit          $ 32,570
Royalties - affiliate            70,755
Commissions                      66,970
Deferred compensation           191,143
Accrued interest-affiliate      238,417
Other                           160,886
                               --------
                               $787,126
                               ========


(3)   SHORT TERM BORROWINGS - AFFILIATE

      On April 7, 1994, the Company finalized a $350,000 revolving Line of Credit Promissory Note with Growth Funding, Ltd. ("Growth"), a wholly-owned subsidiary of Venture, a significant shareholder of the Company, with such credit line carrying an interest rate on outstanding balances of 2 percent above the prevailing prime rate of a major bank with such interest rate ranging from 8.25 percent per annum to 10.75 percent annum for the period of April 7, 1994 through September 30, 1996. The Company had utilized this entire line of credit during 1994. Amounts borrowed pursuant to

                                 WAVEMAT, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)


      this line of credit are payable by the Company on demand. The Company has made payments of $12,000 in 1995, reducing the line of credit Promissory Note to $338,000. In addition, this Promissory Note is to be repaid, pursuant to an Agreement between the Company and Norton Diamond Film Division ("Norton") of Saint-Gobain/Norton Industrial Ceramics Corporation, an affiliate of the Company, dated August 9, 1994, in which Norton agreed to waive their standard 20% discount from the prevailing list price for its purchases from the Company provided this 20% discount is used to first repay accrued interest and then principal owing on the outstanding balance to Venture until the balance is repaid in full.

      On August 18, 1994, the Company issued a Convertible Debenture ("Debenture") to Growth, for the principal amount of $724,575 with the interest accruing on the outstanding balance at a rate of 2 percent above the prime rate of a major bank with such rate ranging from 9.75 percent per annum to 11.00 percent per annum for the period from August 12, 1994 through September 30, 1996. The Debenture amount of $724,575 represents amounts owed by the Company to Venture in relation to a promissory note($125,000), plus related accrued interest ($23,603), deferred compensation ($261,139), accrued royalties ($212,591), and other miscellaneous liabilities ($102,242). The Debenture has an exercise price of $.5630 per share of common stock.

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

     On December 1, 1994, the Company entered into a $100,000 line of credit arrangement evidenced by a promissory note with Growth. The amounts borrowed pursuant to this line of credit are payable by the Company on demand. The Company has utilized $100,000 of the line of credit by December 31, 1995. The applicable interest rate is at 2 percentage points above the prime rate of a major bank with such interest rates ranging from
     9.75 percent per annum to 10.5 percent per annum for the period ending September 30, 1996.

                                 WAVEMAT, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)



      On January 4, 1995, the Company entered into a line of credit arrangement evidenced by a promissory note with Growth. The amounts borrowed pursuant to this line of credit are payable on demand. The Company has drawn $1,051,290 on this line of credit as of September 30, 1996. The applicable interest rate is 2 percentage points above the prime rate of a major bank with such interest rates ranging from 10.25 percent per annum to 11.00 percent per annum for the period from January 4, 1995 through September 30,1996.

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

                                 WAVEMAT, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

THE THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1995

The Company's operating loss declined significantly during the third quarter of 1996 compared to the same period of 1995 as a result of increased revenue. The increase in operating revenue was attributable to a substantial increase in the sales volume of the Company's microwave processing systems.

Operating expenses increased significantly as a result of higher cost of sales and research and development activities. The cost of sales increased due to an increase in microwave processing system sales. The research and development expenses increased primarily as a result of non-sponsored research and development activities performed by the Company. Despite the overall in increase in operating expenses, selling, general and administrative expenses were lower in comparison to the same period of 1995. Selling, general and administrative expenses decreased primarily due to lower promotional and lower sales adminstrative expenses. The increase in royalty expenses for the quarter reflects higher sales activity.

Net loss decreased as the result of the decrease in the operating loss mentioned above. The other expense, net recognized during 1996 period resulted from continued borrowing and related interest cost.

FINANCIAL CONDITION

SEPTEMBER 30, 1996 COMPARED TO DECEMBER 31, 1995

The Company continued to have difficulty meeting its cash requirements during the nine months of 1996. For the nine months ended September 30, 1996, the Company continued to defer payment of all or a portion of compensation of certain management personnel to conserve cash for operating purposes. Deferred compensation costs of the Company amounted to $191,143 as of September 30, 1996. The Company was also in arrears pertaining to other obligations in the amount of $174,245 as of September 30, 1996.

                                 WAVEMAT, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)



Obligations which the Company met during the nine months of 1996 were satisfied through sales of the Company's microwave processing systems, customer deposits, lines of credit and short-term borrowings.


As indicated in Note 4 to the Financial Statements, the Company has incurred operating losses and generated cash flow deficits from operating activities since its inception, therefore, the Company's ability to continue as a going concern is contingent upon its ability to raise additional funds to support its activities. At September 30, 1996, the Company had a negative working capital position of $2,789,409 compared to a negative working capital position of $2,112,864 at December 31, 1995.

The Company is attempting to generate working capital through the sale of its microwave processing systems and through its contract research and development activities. As of September 30, 1996, the Company had a backlog of open sales orders, net, of customer deposits, amounting to $41,325. Subject to various qualifications and assuming no change in delivery dates or in the shipment of orders in the normal course of business, management expects, although there can be no assurance, to ship all of the above mentioned backlog and collect the applicable cash proceeds during 1996.

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

ITEM 4. OTHER INFORMATION

On November 18, 1996, the Company reached agreement with Michigan State University ("MSU"), an affiliate of the Company, concerning outstanding royalties and patent obligations owed to MSU. This agreement will require the Company to bring to current status its previously agreed upon payment schedule for 1996, of approximate-ly $36,000, by December 31, 1996, as well as provide any reports which have not been provided to MSU. In addition, all prior past debt owed MSU is to be paid by the Company approximately in the

                                 WAVEMAT, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)


third quarter of 1997. The above payments have been guaranteed by an affiliate of the Company.

In addition, the Company must provide MSU with a copy of a signed Commercial Sales Agreement with Norton, an affiliate of the Company, regarding the 2.45 GHz microwave processing systems as of December 31, 1996.

On October 28, 1996, Dr. Frederick H. Erbish (of MSU) resigned from the Company's Board of Directors. On November 18, 1996, Dr. Erbish agreed in principle to rejoin the Company's Board of Directors provided that certain conditions were met.


ITEM 5.         EXHIBITS AND REPORTS ON FORM 8-K

                (a)     Exhibits - Ex. 27 Financial Data Schedule

                (b)     Reports on Form 8-K:

                        No reports on Form 8-K have been filed during the Quarter ended September 30,1996.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             WAVEMAT INC.
                                              REGISTRANT



Date:  November 21, 1996        BY:  /s/ Monis Schuster
                                     -------------------------------------
                                     Monis Schuster, Chairman of the
                                     Board and Chief Executive Officer
                                     (Principal Operating Officer)


Date:  November 21, 1996        BY:  /s/ Sharon K. Zitnik
                                     -------------------------------------
                                     Sharon K. Zitnik, Vice President
                                     Treasurer and Chief Financial
                                     Officer (Principal Financial Officer)

                                EXHIBIT INDEX





Exhibit
  No.                   Description                             Page
-------                 -----------                             ----
  27                    Financial Data Schedule

