Form 10KSB40
period 1996-12-31
WAVEMAT INC
filed 1997-04-16
CIK 803957

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  FORM 10-KSB

/X/  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended       DECEMBER 31, 1996
                               ----------------------------------------------

/ /  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                    to
                                    ------------------    -------------------

     Commission file number           0-16919
                            -------------------------------------------------

                                WAVEMAT INC.
     ------------------------------------------------------------------------
               (Name of small business issuer in its charter)

                DELAWARE                                  38-2512387
     ------------------------------------------------------------------------
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                   Identification No.)

     44191 PLYMOUTH OAKS BLVD., SUITE 100, PLYMOUTH, MICHIGAN  48170
     ------------------------------------------------------------------------
     (Address of principal executive offices)             (Zip Code)

     Issuer's telephone number   (313) 454-0020
     ------------------------------------------------------------------------

     Securities registered under Section 12(b) of the Exchange Act:

        Title of each class                       Name of each exchange on
                                                      which registered
               NONE
     -------------------------                   ----------------------------

     Securities registered pursuant to Section 12(g) of the Act:

                        COMMON STOCK, $.01 PAR VALUE
     ------------------------------------------------------------------------
                              (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                                                      ---   ---
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is met contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements or any amendment to this Form 10-KSB. /X/

     Issuer's revenues for its most recent fiscal year --  $00.00.

     The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant as of March 12, 1997, computed by reference to the average closing bid and asked prices of the Company's common stock on the OTC Bulletin Board ("Pink Sheets") on that date was $106,969.

     On March 12, 1997, there were 10,182,125 shares of the Registrant's Common Stock, $.01 par value issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

The following document (or portions thereof) has been incorporated by reference in this Annual Report on Form 10-KSB: (1) Proxy Statement for 1997 Annual Meeting of Shareholders (Part III) and (2) Current Report on Form 8-K, dated November 9, 1992, as amended, (Part II, Item 8).

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

                                    GENERAL

University Science Partners, Inc. ("USP") was incorporated under the laws of the State of Delaware on September 19, 1985 to seek technology worldwide from universities, laboratories and from major international corporations, which have developed technologies available for transfer or commercialization. The primary goal of USP was to generate revenues through these technologies by forming related business entities or through joint venture or licensing arrangements. During February 1987, USP concluded its initial public offering of common stock raising net proceeds of approximately $1,995,000. In April 1987, USP formed a majority-owned subsidiary, Wavemat Inc., which began operations developing, manufacturing and marketing microwave processing equipment for materials processing on October 1, 1987.

During 1988, USP restructured its business by focusing exclusively on the exploitation and development of microwave technology. In the first phase of this restructuring, USP effected a statutory merger under Section 253 of the Delaware General Corporation Law on December 28, 1988, whereby USP's majority-owned subsidiary, Wavemat Inc., was merged into USP, with Wavemat, Inc. (the "Company") as the surviving corporation. In May 1989, University Science Partners, Inc. changed its name to Wavemat Inc. and sold its non-microwave technology projects to enable the Company to concentrate all of its available resources on its proprietary microwave technology.

The Company has incurred operating losses and generated cash flow deficits from operating activities since its inception; therefore, the Company's ability to continue as a going concern is contingent upon its ability to raise additional funds to support its activities. The Company must increase its backlog of open sales orders substantially and obtain additional product development assistance to adequately support its activities.

The Company is attempting to generate working capital through the sale of its microwave processing systems and through its contract research and development activities. The Company is continuously evaluating acquisition of technologies and/or entities owning such technologies which are compatible with the Company's business strategies with the intention of increasing the Company's revenue generating capabilities. The Company is continuing to seek funding from various other sources such as additional term loans, lines of credit, corporate partners and equity financing. However, there is no assurance that the required amount of additional funds can be raised.

The Company's principal office and place of business is located at 44191 Plymouth Oaks Blvd. Suite 100, Plymouth, Michigan, 48170 and its telephone number is 313-454-0020.

                       PRODUCTS, TECHNOLOGIES AND MARKETS

The Company designs, manufactures, and markets proprietary microwave plasma systems and sources for advanced materials processing applications. The Company's microwave processing systems range from standard modules for process research and development to systems for production integration and turnkey development. Microwave processing is in use in the areas of semiconductor device manufacturing, diamond and diamond-like carbon thin films deposition and other industrial coatings, ion implantation, advanced ceramics, composites, and polymers.

Pursuant to a license agreement, Norton Diamond Film Division ("Norton") of Saint-Gobain/Norton Industrial Ceramics Corporation, an affiliate of the Company, has exclusive rights pertaining to the Company's Microwave Plasma Disk Reactor (MPDR(R)) regarding the Company's diamond thin film technology. In 1994, this exclusive license agreement was amended, granting the Company a non-exclusive sublicense to manufacture, sell and lease equipment for research and commercial production of diamond-like carbon (DLC) thin films. In 1995, Norton agreed to amendment of this license agreement to permit the Company to sell and market its 2.45 GHz diamond thin film technology to universities and research facilities. In 1996, Norton further amended this license agreement to permit the Company full rights to commercial sales of its 2.45 GHz diamond thin film technology.

The market for the Company's microwave processing equipment includes microelectronic and photonic component manufacturers, material coating processors, university and national laboratories, research facilities and solid material processors. To date, the majority of the Company's plasma processing systems have been sold to university laboratories, major corporations, and research centers engaged in the development of advanced materials and advanced material processes. These sales are made through the Company's internal sales organization and independent sales representatives, both international and domestic.

Management believes that, as existing and potential customers complete research, process development demand for the Company's products could potentially increase as the demand to produce advanced materials and/or integrate advanced materials processing into production processes on an economical basis increases. Therefore, the Company has developed products which address the areas of thermal processing, semiconductor processing diamond and diamond-like thin film industrial coatings.

DIAMOND THIN FILM & DIAMOND-LIKE CARBON INDUSTRIAL COATINGS.

The use of a gas plasma for material processing and surface modification is a common technique used in many industries. Excitation of gas molecules in a microwave chamber causes the gas molecules to disassociate into molecules, ions, atoms and electrons. When an appropriate substrate is placed into the plasma, these molecules, ions and atoms react with the substrate surface. This process results in a thin solid film being formed or deposited on the substrate surface. The composition of the film is determined by the choice of gases that are used in creating the plasma discharge. This process is called plasma enhanced chemical vapor deposition ("CVD").

The initial application of the Company's microwave CVD reactor was the depositing of thin diamond films under a joint research program with Norton. The use of diamond film coatings is a rapidly emerging market with potential applications in abrasive cutting tools, high speed semiconductors, optical lenses, rigid disk drives, and hundreds of other applications.

Development of diamond thin film process techniques has been ongoing utilizing the Wavemat MPDR(R) 300 series at Norton, the Company and several major U.S. universities. The advantage of the Company's plasma reactor concept is a controlled, highly efficient plasma condition that provides large area, uniform film coverage.

In October 1992, the Company delivered the first pilot production microwave plasma CVD system to Norton. During November 1993, the Company delivered the first dual-chamber production system to Norton's newly completed diamond film manufacturing facility. In February 1994, the Company delivered to Norton what is believed to be the largest microwave plasma CVD system ever made for production diamond thin film deposition. This system, which operates at a different microwave frequency than previous Wavemat systems, has been shown to be able to deposit diamond thin films onto substrates of at least 8 inches in diameter, and its high power allows deposition rates that have increased Norton's productivity substantially.

In 1995, pursuant to the amended license agreement, the Company engaged in the sale of a microwave plasma processing system for diamond thin film deposition to a research facility in Taiwan. During 1996, the commissioning and installation of that system was completed at the Taiwan site. The Company has been agressively pursuing the commercial market for its 2.45 GHz diamond thin film technology since the execution of the amendment to the aforementioned exclusive license agreement with Norton.

Product development of the Company's diamond and diamond-like thin film technology is ongoing. The Company's activities center on large area deposition on complex shaped materials, as well as process automation for commercial application. In 1996, the Company emphasized process development for its diamond-like carbon ("DLC") application. The Company works closely with both commercial and educational institutions for the development of new processes and equipment for other deposition applications.

SEMICONDUCTOR PROCESSING.

Electron Cyclotron Resonance ("ECR") is the enhanced condition created by introduction of magnetic field lines into a microwave plasma with specific shapes and magnitudes. The ECR condition expands the microwave plasma processing capability to even higher efficiencies.

Microwave research in the use of microwave ECR plasmas for semiconductor process applications has been conducted over the past ten years. Despite the known advantages of ECR plasma processing: low substrate damage and the ability to process at much lower temperatures, difficulties still exist with the process uniformity and the ability to cover large wafers. Management has believed that the Company's ECR technology, Microwave Plasma Disk Reactor ("MPDR(R)"), contains inherent patented concepts that provide the advantages of ECR processing while eliminating the apparent disadvantages. This was demonstrated in 1994 by two major microelectronic device manufacturers, who used the MPDR ECR plasma source to fabricate "state-of-the-art" devices on large wafers. This plasma source design offers significant advantages over other fixed cavity plasma sources, which must utilize external adjustments and large electromagnets requiring large amounts of electrical power to operate. The Company has an exclusive worldwide license with Michigan State University for this ECR device, which is distinguished as being the only United States based patented proprietary design. See "License Agreement".

The Company currently produces the MPDR(R) product line, developed to address the needs of the ECR market: the 315i, a microwave ECR plasma source designed to provide the flexibility and control of gas plasma density and uniformity over a wide range of operating conditions in the micro-electronics and photonics industries; the 325i, a larger microwave ECR plasma source for production-scale silicon wafer products; and the 610i microwave ECR ion source, a small area electrodeless plasma source used in ultrahigh vacuum advanced semiconductor research and nitride thin film deposition. The MPDR(R) product line is sold as stand-alone sources or as fully integrated plasma processing systems.

During the past year, the Company developed the MPDR 4325i ECR plasma processing systemm to address the needs of the semiconductor etch market. In the area of gallium nitride (GaN) film growth, the Company developed a boron nitride accessory package for the MPDR 610i which increases growth rates and enhances film uniformity.

THERMAL PROCESSING.

Thermal processing by microwave power is created by high frequency electromagnetic energy "coupling" into a material causing atomic and molecular vibration. The friction caused by such vibration energizes and heats the material. The Company's patented technology is an internally adjustable chamber that allows for the control of the internal microwave field patterns. An internal sliding short physically changes the shape of the cavity. Thus, a resonance occurs in which almost all of the microwave energy can be focused on the material being processed. Further, since the material properties may change as the process proceeds, the Company's microwave cavity can adjust accordingly to maintain optimum efficient coupling to the material.

To address the needs of current thermal processing research, the Company provides two research systems, the MCR 1100 and 2200. These are designed for low temperature composites curing and high temperature ceramics sintering, respectively. Furthermore, the CMPRTM 250 was developed to provide a controlled environment throughout the process cycle which is necessary in many thermal process applications. The CMPRTM 250 technology has been applied to warm-compaction powder metallurgy. This process requires precise heating of metallic powders, which are then compressed to near solid densities. The Company's technology has been used to design and manufacture a metal powder microwave heater for preheating the metal powder prior to compaction. The Company has developed a coaxial microwave system for solid materials processing with features including an autotuning module, dielectric property and electric field measurements. The resonant cavity central to the system configuration has been well-documented in literature as providing the most accurate and reliable measurements of dielectric properties.


                                  COMPETITION

The primary factor of competition relating to the Company's microwave products is process performance. It is management's opinion that the selection of the Company's product by a customer is based upon the efficiency and performance of the Company's microwave technologies in relation to conventional microwave plasma products, diamond and diamond-like deposition equipment, or thermal processing equipment of competitors. In addition, such factors as price, service and support, previous history with the customer's application, and product quality are important considerations of customers in selecting the Company's instruments and related services. Corporations and institutions with greater resources than the Company may, therefore, have a significant competitive advantage over the Company.

Several companies which manufacture microwave plasma components and systems are also competitors of the Company, including Applied Science and Technology, Inc., Plasma-Therm I.P. Inc., PlasmaQuest, Inc. and Plasma Technology Inc. Management believes that the Company's proprietary plasma equipment has a positive differentiation from the equipment of these companies because the Company's products have a unique tuning capability to optimize the transfer of microwave energy to excite specific molecules or ions of reactive gases for various process purposes.

Competition for sales of the Company's microwave thermal process systems comes primarily from a number of companies that manufacture conventional electric and gas-fired furnaces which produce various ceramic and plastic materials. Management believes the Company's microwave products represent an emerging new technology which have the potential of reaching a much higher level of productivity in comparison to conventional methods.

                               LICENSE AGREEMENT

In January 1988, the Company entered into a license agreement with Michigan State University ("MSU"). This license agreement provides the Company with exclusive worldwide rights to MSU's patented microwave material processing technology and related advancements. The term of the license agreement, which is 17 years, will run from the effective date of the agreement until the expiration of the last to expire of the related licensed issued patents. This license agreement forms the basis of the Company's microwave processing system products. Therefore, this license agreement is of primary importance to the operations of the Company. See Notes 3, 7, and 9 to the Financial Statements.


                            RESEARCH AND DEVELOPMENT

The research and development activities of the Company during the two years ending December 31, 1996, were the development of diamond and diamond-like thin film deposition equipment and processes, ECR plasma and ion sources, and advanced metallic-powder thermal processing. The Company also incorporated its sources into complete turnkey systems, and developed accessory packages to enhance the performance of the plasma processing sources.

During 1996 and 1995, the Company had no customer-sponsored research and development activities.

The Company sponsored research and development activities amounting to $90,761 and $52,080 for the years ended December 31, 1996 and 1995, respectively.

                                 RAW MATERIALS

The materials and components utilized in the manufacture of the Company's microwave processing systems are purchased from outside suppliers and are available from several sources. The Company's operations are dependent upon the ability of its suppliers of materials and component parts to meet performance and quality specifications and delivery schedules. However, the Company is not dependent on a single supplier for any particular component or part which would result in an adverse effect on the Company if that supplier were unable to serve the Company. The Company has not experienced any shortages of required materials and component parts.

The Company is currently experiencing difficulty in meeting its day-to-day cash operating requirements. Although this problem has not, to this point in time, interrupted the delivery of required materials and component parts to the Company, there is no assurance that such interruptions will not occur in the future.

                                   EMPLOYEES

At December 31, 1996, the Company employed 5 full-time employees. Growth also provides certain services to the Company. See Note 9 to the Financial Statements.

ITEM 2.  DESCRIPTION OF PROPERTY.

The Company is presently leasing office and manufacturing space in Plymouth, Michigan under a renewed lease agreement covering the period of July 1, l996 through June 30, 1999. See Note 10 to the Financial Statements. The Company renewed this lease covering the period from July 1, 1996 through June 30, 1999 with an option to renew the lease agreement.

Management believes that the office space and productive capacity of the manufacturing space of this facility is adequate for presently anticipated needs. These facilities have been underutilized as a result of low sales order activity during the Company's occupation of these facilities.

ITEM 3.  LEGAL PROCEEDINGS.

Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1996.

                                    PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's common stock trades on the National Daily Quotation Survey

("Pink Sheets"), or the OTC Bulletin board, under the symbol "WVMT".

There are estimated to be 95 shareholders of record for the Company's common stock as of March 12, 1997. There are estimated to be 301 beneficial owners of the Company's common stock as of that date.

The Company has never paid cash dividends on its common stock and does not expect that cash dividends on common stock will be paid in the foreseeable future.

The high and low bid prices of the Company's common stock during the period of January 1, 1995 through December 31, 1996 are indicated below. The quotations indicated below represent interdealer quotations without retail markups, markdowns or commissions, and do not reflect actual transactions.

                                       High         Low
     Quarter Ended                      Bid         Bid
     -------------                     ----         ---

     March 31, 1996...........        $ 1/16       $1/4
     June 30, 1996............          1/16        1/4
     September 30, 1996.......          1/50        1/5
     December 31, 1996........          1/50        1/5

     March 31, 1995...........          9/16        1/8
     June 30, 1995............          9/16        1/8
     September 30, 1995.......          3/8         3/32
     December 31, 1995........          3/8         3/32




ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                             RESULTS OF OPERATIONS

1996 COMPARED TO 1995

Operating loss declined modestly despite a decline in operating revenue, as a result of significantly lower operating expenses. The lower operating expenses were attributable to a lower level of selling, general and administrative and royalty expense.

Cost of sales increased due to manufacturing inefficiencies resulting from the movement toward standardization of these products. In addition, the Company's operating results continue to be adversely affected by under-utilized capacity.

Research and development expenses increased as a result of higher company sponsored activities performed in 1996. Selling, general and administrative expenses decreased primarily due to lower sales and marketing activities. Royalty expense declined as a result of the forgiveness of minimum royalty requirements by MSU and lower revenue as previously mentioned. (See note 9 to the Financial Statements).

Net loss declined modestly as a consequence of the decrease in operating loss mentioned above. Other expense, net for the year ending December 31, 1996 declined slightly compared to December 31, 1995 due to lower interest expense.



                        LIQUIDITY AND CAPITAL RESOURCES

The Company experienced extreme difficulty meeting its cash requirements during 1996. During 1996, the Company continued to defer payment of all or a portion of the compensation of certain management personnel to conserve cash for operating purposes. Deferred compensation costs of the Company amounted to $177,127 as of December 31, 1996. The Company was in arrears pertaining to other obligations in the amount of $204,956 as of December 31, 1996.

Obligations which the Company met were satisfied through sales of the Company's microwave processing systems, customer deposits and short term borrowings relating to lines of credit. (See Note 3 to the Financial Statements.)

The Company's operating activities provided $73,271 during 1996 compared to utilizing cash of $510,710 during 1995. The net cash utilized during 1996 was primarily attributable to an decrease in short-term borrowings, accrued interest and other obligations to an affiliate. (See Notes 3 and 4 to the Financial Statements.)

Investing activities utilized $73,271 during 1996 compared to $86,067 during 1995. Cash utilized during 1996 pertained to capital expenditures and increased deferred patent costs. The Company presently has no commitments relating to capital expenditures for 1997.

Financing activities provided no cash during 1996 compared to the $596,777 provided by financing activities during 1995. This change reflects the reduction of debt obligations associated with the issuance of stock to an affiliate. (See Note 3 and 4 to the Financial Statements.)

As indicated in Note 3 to the Financial Statements, the Company has incurred operating losses and generated cash flow deficits from operating activities since its inception, therefore, the Company's ability to continue as a going concern is contingent upon its ability to raise additional funds to support its activities. On December 31, 1996, the Company had a negative working capital position of $3,004,700 compared to a negative working capital position of $2,112,864 on December 31, 1995.

The Company is attempting to generate working capital through the sale of its microwave processing systems and through its contract research and development activities. As of December 31, 1996, the Company had a backlog of open sales orders, net of customer deposits, amounting to $26,120. Subject to various qualifications and assuming no change in delivery dates or in the shipment of orders in the normal course of business, management expects to ship all of the above mentioned backlog and collect the applicable cash proceeds during 1997.

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


ITEM 7.   FINANCIAL STATEMENTS

The financial statements of the Company are included in this report on pages F-1 through F-19.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company's current report on Form 8-K dated November 9, 1992, as amended, pertaining to a change in the Registrant's certifying accountant is incorporated herein by reference.

                                    PART III


ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The directors and executive officers of the Company are as follows:


    Name                         Age                  Position
    ----                         ---                  --------
S>
Monis Schuster (3)               66           Chairman of the Board and
                                              Chief Executive Officer

Eugene I. Schuster (1)(2)(3)     60           Acting President and Director

Sharon K. Zitnik                 51           Vice President, Treasurer,
                                              Chief Financial Officer
                                              & Secretary

Raymond F. Decker                66           Director

_______________

(1)  Member of the Audit Committee
(2)  Member of the Compensation Committee
(3)  Member of the Executive Committee

           _________________________________________________________

                                   DIRECTORS

Monis Schuster, 66, a founder of the Company, has been Chairman of the Board of Directors of the Company since February 1993 and a Director of the Company from May 1985 until February 1993. He was serving as acting President of the Company during the August 1992 to June 1993 period. He had been Vice President of Corporate Development and General Counsel of the Company from October 1988 to August 1992 and served as Secretary from May 1989 until June 1993. He had been Vice President of the Company from May 1986 until September 1988. From 1983 to the present, he has been Vice President and Secretary of Venture Funding, Ltd.("Venture"), a private capital and business development firm, and its subsidiary, Growth Funding, Ltd ("Growth").

Eugene I. Schuster, 60, a founder of the Company, has been a Director of the Company since September 1985. Since September, 1994 he has also been serving as Acting President of the Company. Since February 1986, he has been Chairman of the Board of Directors, President and Chief Executive Officer of Quest BioTechnology, Inc., a development stage company, which was formed to acquire and commercialize biotechnological products and processes. Since May 1983, he has been Chairman of the Board, President and Chief Executive Officer of Venture and President of its subsidiary, Growth. Since January 1988, he has been a Vice President and Director of

Mega Financial Corp., a public company engaged in retail land sales and resort time sharing, and Chief Executive Officer of CELLEX BIOSCIENCES, Inc., formerly Endotronics, Inc. In May 1988, he became Chairman of the Board of Directors of CELLEX BIOSCIENCES, Inc., a company which designs, manufactures and markets mammalian cell culture instruments. Mr. Schuster served as Chairman of the Board of AM Diagnostics, Inc., which manufactured computerized automated blood chemistry equipment and the consumable diagnostic chemistries used in that equipment, during the period of September 1990 through October 1991, and he served as Director through November 1991.

Messrs. Eugene and Monis Schuster are brothers.

Norton, as holder of the Company's Convertible Preferred Stock, is entitled to elect one Director to the Company's Board of Directors, but at this time does not have anyone serving in this capacity.

In conjunction with an Investment Agreement entered into on August 19, 1994 with MSU, as long as the University (or any entity affiliated with the University) is the owner of at least 2.5% of the Company's outstanding common stock on a fully diluted basis, MSU shall be entitled, by notice given to the Company, to elect one director to the Company's Board of Directors. Effective October 27, 1995, Dr. Frederick H. Erbisch, 59, Director of Intellectual Property of Michigan State University, was elected to serve on the Company's Board of Directors. On October 28, 1996, Dr. Erbisch resigned from the Board of Directors. On November 18, l996, Dr. Erbisch agreed in principle to rejoin the Company's Board of Directors contingent with certain conditions being met. (See Note 9 of the Financial Statements.) As of December 31, 1996, ratification of his reappointment had not occurred, but will be addressed by the Board of Directors in l997.

Dr. Raymond F. Decker, 66, is Chairman and Chief Financial Officer and founder of Thixomat, Inc., a technology transfer company specializing in semi-solid injection molding of magnesium alloys. Dr. Decker was re-elected to the Board of Directors on October 27, 1995. Prior to February 26, 1993, Dr. Decker has served on the Company's Board of Directors as well as being Vice President of New Technology for Wavemat, Inc. Dr. Decker is a member of the National Academy of Engineering and has served as past president of Applied Science Materials International (ASMI), the world's largest technical society in materials. He holds a Ph.D. in Metallurgical Engineering from the University of Michigan.

                               EXECUTIVE OFFICER

Sharon K. Zitnik, 51, has been Vice President, Treasurer, Secretary and Chief Financial Officer of the Company since February 11, 1994. She had been the Director of Finance for the Company from September 1989 until February 1994. She also served as Manager of Finance and Administration of the Company from August 1988 to September 1989. During the period of August 1983 through August 1988, she served as Assistant Controller of

Froude Engineering, Inc., a capital equipment company.

               COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Company is not aware of any report under Section 16(a) of the Securities Exchange Act of 1934 not timely filed during the year ended
December 31, 1996.

Item 10.  Executive Compensation.

SUMMARY COMPENSATION TABLE

     The table shown below sets forth the aggregate compensation incurred by the Company during the fiscal year ended December 31, 1996 on behalf of the Company's Chief Executive Officer and Acting President:

                                                                                Long Term Compensation
                                                                        ----------------------------------
                                                                          Awards                   Payouts
                                                                        -----------                -------
                                         Annual Compensation            Restricted                    LTIP       All Other
Name and Principal    Fiscal    ------------------------------------       Stock                            Payouts    Compen-
    Position           Year     Salary ($)    Bonus ($)    Other ($)     Awards ($)      Options(#)           ($)      sation($)
-----------------     ------    ----------    ---------    ---------     ----------      ----------         -------    ---------
Monis Schuster         1996     $44,000(2)      --           --            --                --                --         --
 Chairman and
 Chief Executive
 Officer

Eugene I. Schuster    1996      $24,000(2)      --           --            --             6,000(3)             --         --
 Acting President
 Director (1)

----------------
(1) Effective September 2, 1994 Eugene I. Schuster assumed the position of Acting President and Chief Operating Officer.

(2) Due to extreme difficulty the Company experienced in meeting its cash requirements, the Company deferred all or a portion of certain executive officer's salaries during 1996. During 1996, the Company deferred payments of salary to Mr. Monis Schuster in the amount of $44,000 and Mr. Eugene Schuster in the amount of $24,000. At December 31, 1996, the Company owed Mr. Monis Schuster $80,157 and Mr. Eugene Schuster the amount of $40,616 in deferred payments.

(3) Represents options granted pursuant to the Incentive Stock Option Plan for Non-Employee Directors.

OPTION GRANTS DURING 1996 FISCAL YEAR

     The following table summarizes the options granted to the Chief Executive Officers of the Company during the fiscal year ended December 31, 1996:


                                            % of Total
                                          Options Granted                    Exercise
                     Options              to Non-Employee                    or Base
Name                Granted(#)        Directors in Fiscal Year                Price             Expiration Date
----                ----------        ------------------------               -------            ---------------
Eugene Schuster        6,000                   100.0                         $0.1563                5-10-2006

----------------

OPTION EXERCISES DURING 1996 FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

     The named executive officers in the Summary Compensation Table did not exercise any options during fiscal 1996. The Company has no outstanding stock appreciation rights.

                                                                         Value of
                                                                        Number of                   Unexercised
                                                                       Unexercised                  In-the-Money
                                                                        Options at                   Options at
                                 Shares                                  12/31/96                     12/31/96
                                Acquired               Value           Exercisable/                 Exercisable/
Name                           on Exercise            Realized        Unexercisable                Unexercisable
----                           -----------            --------        -------------                -------------
Monis Schuster                     ---                  ---         17,300 Exercisable                   ---

Eugene I. Schuster                 ---                  ---         42,000 Exercisable                   ---

                          INCENTIVE STOCK OPTION PLAN

The Company's Incentive Stock Option Plan, (the "ISO Plan"), adopted in December 1985 and expired in December 1995, provides for the grant to employees of the Company and its affiliates, of options to purchase up to 200,000 shares of the Company's common stock. The options generally vest after the second anniversary of the date of grant. Such options are intended to qualify as incentive stock options within the meaning of Section 422A of the Internal Revenue Code of 1954, as amended. The exercise price of the incentive stock options will not be less than the fair market value of the shares on the date of the incentive stock option grant as determined by the Compensation Committee of the Company's Board of Directors. The Compensation Committee has the authority in its discretion to determine the individuals to whom and the time or times at which options shall be granted and the number of shares to be issuable upon the exercise of each option, to interpret the plan, to prescribe, amend and rescind rules and regulations relating to the plan, to determine the term and provisions of respective option agreements and to make any and all other determinations deemed necessary or advisable for the administration of the plan. The Company's Board of Directors is considering the adoption of a renewal of the ISO Plan, but as of December 31, 1996, had not ratified a renewal of the plan.

No incentive stock option may be granted to a person holding 10 percent or more of the Company's outstanding shares unless the incentive stock option exercise price, at the time such incentive stock option is granted, is at least 110 percent of the fair market value of the shares on the date the incentive stock option is granted. Such incentive stock options may be exercised for a term no longer than ten years and are not transferable except by will or intestacy on the death of the optionee.

As of December 31, 1996, 62,300 shares, net of forfeitures, were subject to grant pursuant to this plan at exercise prices per share ranging from $.2813 to $2.4063 per share.

Options which are forfeited are available for reissuance in accordance with this plan.

Options to purchase 62,300 shares were exercisable at December 31, 1996.

No options have been exercised to date under the Incentive Stock Option Plan.

                        NON-QUALIFIED STOCK OPTION PLAN

The Company's Non-qualified Stock Option Plan, (the "NQSO Plan"), adopted in December 1985, provides for the grant, to consultants and directors of the Company, of non-qualified options to purchase up to 200,000 shares of the Company's common stock. The NQSO Plan, which expired in December 1995, provides that the exercise price of the options will not be less than the fair market value of the shares on the date of the option grant as determined by the Compensation Committee of the Board of Directors. The options generally vest in equal annual installments over the three-year period from the date of grant and expire ten years after date of grant. The Compensation Committee has the authority in its discretion to determine the individuals to whom and the time or times at which options shall be granted and the number of shares to be issuable upon the exercise of each option, to interpret the plan, to prescribe, amend and rescind rules and regulations relating to the plan, to determine the term and provisions of respective option agreements and to make all other determinations deemed necessary or advisable for the administration of the plan. The Company's Board of Directors is considering the adoption of a renewal of the NQSO Plan, but as of December 31, 1996, had not ratified a renewal.

As of December 31, 1996, 43,000 shares were subject to grant pursuant to this plan at exercise prices per share ranging from $.3750 to $1.25 per share.

Options which are forfeited are available for reissuance in accordance with this plan.

The Company granted no options under this plan for the year 1996.

Options to purchase 43,000 shares were exercisable at December 31, 1996.

No options have been exercised to date under the Non-qualified Stock Option
Plan.

                           COMPENSATION OF DIRECTORS

The Company presently reimburses Directors for their expenses, if any, for attending board meetings and compensates each non-employee director at the rate of $1,000 per meeting attended.


                  STOCK OPTION PLAN FOR NON-EMPLOYEE DIRECTORS

The Stock Option Plan for Non-Employee Directors (the "NEDSO Plan") provides for the grant of options to purchase a maximum of 200,000 shares of the Company's common stock to directors who are not employees of the Company. The NEDSO Plan also provides that, on May 10, 1990 and May 10 of each subsequent year through and including the year 2000, each eligible director will be granted an option to purchase 6,000 shares with an exercise price equal to the quoted market price of the Company's common stock on the date of the option grant. Options, once granted, are immediately exercisable and expire 10 years from date of grant.

During 1996, options to purchase 6,000 shares of the Company's common stock were granted to Eugene Schuster at an exercise price of $.1563 per share.

As of December 31, 1996, 108,000 shares were subject to grant pursuant to this plan at exercise prices per share ranging from $.1563 to $2.25 per share.

No options granted under the NEDSO Plan have been exercised to date.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

Set forth below is information concerning stock ownership of the Company's Common Stock, $.01 par value ("Shares") of each person known by the Company to own beneficially 5% or more of the Shares, each director and officer and all directors and officers of the Company as a group, based upon the number of outstanding Shares as of March 12, 1997.


                                            Shares Subject
                                            to Purchase Upon
                                            the Exercise of
                                            Warrants, Stock
                                            Options & the
Name and Address               Shares       Conversion of
Of Beneficial               Beneficially    Convertible Pre-   Percentage
Owner                         Owned (1)     ferred Stock  (4)   of Total
----------------            ------------    -----------------  ----------
Eugene I. Schuster
321 Fisher Bldg.
Detroit, MI 48202           7,447,522(2)       4,139,023          80.9%

Venture Funding, Ltd.
321 Fisher Bldg.
Detroit, MI 48202           7,404,522(2)       4,097,023          80.5%

Norton Diamond Film
One New Bond St.
Worcester, MA 01615         1,066,667            284,845(3)       12.9%

Michigan State Univ.
412 Administration Bldg.
East Lansing, MI 48224        670,989             33,333           6.9%

Monis Schuster
44191 Plymouth Oaks
Blvd., Suite 100
Plymouth, MI 48170          7,429,022(2)       4,114,323          80.7%

Sharon K. Zitnik
44191 Plymouth Oaks
Blvd., Suite 100
Plymouth, MI  48170             2,000            137,500           1.4%

Raymond F. Decker
717 East Huron
Ann Arbor, MI  48104           80,327             33,333           1.1%

All Directors and
officers as a group
(5 persons)                 8,225,338          4,287,823          86.5%

----------------

(1) All Shares are beneficially owned and sole voting and investment power is held by the person named, except as otherwise noted.

(2) Eugene I. Schuster and Monis Schuster are principal shareholders, officers and directors of Venture Funding, Ltd., ("Venture"), and, therefore, may be deemed to hold voting and investment power over the Shares owned by Venture, and, thus, control the 7,404,522 Shares owned by Venture.

(3) Represents the number of Shares into which each Share of Convertible Preferred Stock held by Norton Company could be converted. Norton Company is the holder of 4,000 Shares of the Company's Convertible Preferred Stock with a conversion rate currently equivalent to 51.02 Shares of Common Stock plus accumulated unpaid dividends, for each Share of Convertible Preferred Stock held.

(4) Includes Shares such persons have the right to purchase upon the exercise of outstanding stock options currently exercisable or exercisable within 60 days after March 12, 1997, and also includes Shares of Common Stock into which each Share of Convertible Preferred Stock could be presently converted.
               _________________________________________________


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       MANAGEMENT AND ADMINISTRATIVE SERVICES AGREEMENT AND CONTRIBUTION
                                   OF CAPITAL

Growth provided the Company with certain accounting, shareholder and public relations services on a month-to-month basis for a monthly fee of $3,500 plus out-of-pocket expenses. On October 27, 1995, the Management and Administrative Services Agreement with Growth was canceled by resolution of the Company's Board of Directors. If such services are required in the future, the Company will hire Growth on an hourly basis. During the year ended December 31, 1995, the Company accrued management fees to Growth in the amounts of $38,500.

Certain additional costs incurred by Growth on behalf of the Company are reimbursed to Growth. There were no amounts reimbursed to Growth related to these costs during 1996.

                                SALES TO NORTON

There where no microwave processing system sales to the Norton during 1996 or 1995.

                                   BORROWINGS
On January 29, 1992, the Company entered into a $125,000 line of credit arrangement evidenced by a promissory note with Venture. The amounts borrowed pursuant to this line of credit are payable by the Company upon demand. The Company had utilized the entire line of credit during 1992. The applicable interest rate is at two percentage points above the prime rate of a major bank with such interest rate ranging from 8.0 percent per annum to 9.25 percent per annum for the period of January 29, 1992 through August 17, 1994. This obligation with related interest was extinguished by inclusion in a Convertible Debenture issues by the Company to Growth on August 18, 1994.

On April 7, 1994, the Company finalized a $350,000 revolving line of credit Promissory Note with Growth, a wholly-owned subsidiary of Venture, a significant shareholder of the Company, with such credit line carrying an interest rate on outstanding balances of 2 percent above the prevailing prime rate of a major bank with such interest rate ranging from 8.25 percent per annum to 10.75 percent per annum for the period of April 7, 1994 through December 31, 1996. The Company had utilized this entire line of credit during 1994. Amounts borrowed pursuant to this line of credit are payable by the Company on demand. The Company has made payments of $12,000 in 1995, reducing the line of credit Promissory Note to $338,000. In addition, this Promissory
Note is to be repaid, pursuant to an Agreement between the Company and Norton, dated August 3, 1994, in which Norton agreed to waive their standard 20% discount from the prevailing list price for its purchases from the Company provided this 20% discount is used to first repay accrued interest and then principal owing on the outstanding balance to Venture until the balance is repaid in full.

On August 18, 1994, the Company issued a Convertible Debenture ("Debenture") to Growth, for the principal amount of $724,575 with the interest accruing on the outstanding balance at a rate of 2 percent above the prime rate of a major bank with such rate ranging from 9.75 percent per annum to 11.00 percent per annum for the period from August 12, 1994 through December 31, 1996. The Debenture amount of $724,575 represents amounts owed by the Company to Venture in relation to a promissory note ($125,000), plus related accrued interest ($23,603), deferred compensation ($261,139), accrued royalties ($212,591), and other miscellaneous liabilities ($102,242). The Debenture has an exercise price of $.5630 per share of common stock.

On December 1, 1994, the Company entered into a $100,000 line of credit arrangement evidenced by a promissory note with Growth. The amounts borrowed pursuant to this line of credit are payable by the Company on demand. The Company had utilized $100,000 of the line of credit by December 31, 1995. The applicable interest rate is at 2 percentage points above the prime rate of a major bank with such interest rate ranging from 9.75 percent per annum to 10.5 percent per annum for the period ending December 31, 1996.

On January 4, 1995, the Company entered into a line of credit arrangement evidenced by a promissory note with Growth. The amounts borrowed pursuant to this line of credit are payable on demand. The Company has drawn $1,091,990 on this line of credit as of December 31, 1996. The applicable interest rate is 2 percentage points above the prime rate of a major bank with such interest rates ranging from 10.25 percent per annum to 11.00 percent per annum for the period from January 4, 1995 through December 31, 1996.

On October 27, 1995, by resolution of the Board of Directors, the exercise price of the Debenture issued to Growth on August 18, 1994 was reduced from $.5630 to $.1563 per share of common stock, the average of the bid-ask price of the Company's common stock on that date in consideration for financing and contributions of capital provided to the Company during 1995. On the same date, $600,000 of the debt owed Growth under the Debenture was converted to 3,838,772 shares of the Company's common stock. There remains due a balance of $124,574 under the Convertible Debenture.

On December 3, l996, the Company entered into a $25,000 line of credit arrangement evidenced by a promissory note with Growth. The amounts borrowed pursuant to the line of credit are payable by the Company on demand. The Company had utilized $25,000 of the available line of credit on December 31, l996. The applicable interest rate is at 2 percentage points above the prime rate of a major bank with such interest being 10.25 percent per annum for l996.

On December 20, 1996, the Company entered into a $3,500 line of credit arrangement evidenced by a promissory note with Growth. The amounts borrowed pursuant to the line of credit are payable by the Company on demand. The Company had utilized $3,500 of the available line of credit on December 31, l996. The applicable interest rate is at 2 percentage points above the prime rate of a major bank with such interest being 10.25 percent per annum for l996.


                           ISSUANCES OF COMMON STOCK

In October 27, 1995, Growth converted $600,000 of debt obligations into 3,838,772 shares of the Company's common stock, pursuant to the Convertible Debenture issued by the Company to Growth on August 18, 1994 for the principal amount of $724,575 with interest occurring on the outstanding balance. On the same date, the exercise price of the Debenture was reduced from $.5630 per share to $.1563 per share, the average of the bid-ask price of the stock on that date, in consideration for financing and contribution of capital provided to the Company by Growth during 1995.


                       WARRANTS TO PURCHASE COMMON STOCK

On August 9, 1994, pursuant to a resolution of the Company's Board of Directors, a warrant was issued by the Company to Venture, a significant shareholder of the Company, for the purchase of 1,300,000 shares of the Company's common stock at an exercise price of $.5313 per share. This warrant could be exercised at any time and from time to time during the five year period from August 9, 1994 to August 9, 1999. On October 27, 1995, the Company's Board of Directors, by resolution, reduced the exercise price of the warrant to $.1563 per share of common stock, the average of the bid-ask price of the Company's common stock on that date. The issuance of the warrant and reduction in the exercise price were in consideration for providing financing to the Company.

On October 27, 1995, a warrant was issued by the Company to Growth, a wholly-owned subsidiary of Venture, for the purchase of 2,000,000 shares of the Company's common stock at an exercise price of $.1563 per share. This warrant may be exercised at any time, and from time to time during the five year period from October 27, 1995 to October 27, 2000. This warrant was issued in consideration for Growth providing financing to the Company.

On October 27, 1995, the Company's Board of Directors passed a resolution authorizing the issuance of warrants for 100,000 shares each of the Company's common stock at a exercise price of $.1563 per share to Raymond F. Decker and Michigan State University, a substantial shareholder of the Company. These warrants will vest in one-third amounts at the end of the first, second and third year of the terms of Raymond F. Decker and Michigan State University, or their successors as members of the Board of Directors. Vesting will occur so long as they are members of the Board of Directors. On December 31, 1996, 33,333 warrants were exercisable by Raymond F. Decker and Michigan State University, respectively.

On October 27, 1995, the Company's Board of Directors passed a resolution authorizing the issuance of a warrant for 500,000 shares of the Company's common stock at an exercise price of $.1563 per share to Sharon Zitnik. These warrants will vest equally each year over a five year period, so long as Sharon Zitnik remains an employee of the Company. On December 31, 1996, 100,000 warrants were exerciseable by Ms. Zitnik.

On October 27, 1994, the Company's Board of Directors passed a resolution authorizing the issuance of a warrant for 100,000 shares of the Company's common stock at a exercise price of $.1563 per share to Robert Rudnick. These warrants will vest equally each year over a four year period, so long as Robert Rudnick remains an employee of the Company. On December 31, 1996, 25,000 warrants were exerciseable by Robert Rudnick.

The above warrants issued to Sharon Zitnik and Robert Rudnick were granted in consideration for exceptional contributions performed for the Company over the past several years.

On October 27, 1995, the Company's Board of Directors passed a resolution authorizing the issuance of a warrant for 100,000 shares of the Company's common stock at an exercise price of $.1563 per share to Dennis Schweiger, who has been working part-time and as a consultant for the Company. These warrants will vest equally over a four year period so long as he remains a consultant to the Company at the end of each year during the four year period. These warrants were granted in consideration for exceptional contributions performed for the Company. On December 31, 1996, 25,000 warrants were exerciseable by Dennis Schweiger.

On October 27, 1995, the Company's Board of Directors passed a resolution authorizing the issuance of a warrant for 2,000 shares of the Company's common stock at an exercise price of $.1563 per share to Gordon St. John. These warrants are immediately vested and can be exercised at any time over a five year period. These warrants were granted for exceptional service performed for the Company. On December 31, l996, 2,000 warrants were exerciseable by Gordon St. John.

                                    PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:


NUMBER OF
 EXHIBIT       DESCRIPTION OF EXHIBIT
---------      ----------------------

 2(a) Certificate of Ownership and Merging Wavemat, Inc. into University Science Partners, Inc. effective December 28, 1988. (6)

 3(a)    Articles of Incorporation of the Company.  (1)

 3(b)    By-Laws of the Company. (1)

 3(c) Certificate of Amendment to Certificate of Incorporation effective May 5, 1989. (8)

10(f) Form of Registration Rights Agreement between the Company and certain of its shareholders. (1)

10(g) Form of Indemnification Agreement between the Company and its directors. (1)

10(j) Research and Funding Agreement, dated April 1, 1987, with Michigan State University. (2)

10(m) Exclusive License Agreement, dated January 15, 1988, between Wavemat and Michigan State University. (4) (5).

10(o) Research Agreement, dated January 15, 1988, between Wavemat and Michigan State University. (4) (5)

10(p)    Agreement, dated March 3, 1988, between Wavemat and Norton Company.
         (4)

10(x) Research and Development Agreement, dated as of October 1, 1988, between Wavemat Inc. and Growth Funding, Ltd. (6)

10(y) Cross License Agreement, dated as of October 1, 1988, between Wavemat Inc. and Growth Funding, Ltd. (6)

10(z) Commercialization Agreement, dated as of October 1, 1988, between Wavemat Inc. and Growth Funding, Ltd. (7)

10(a)(f) Incentive Stock Option Plan, as Amended, of the Company.  (12)

10(a)(g) Non-Qualified Stock Option Plan, as Amended, of the Company.  (12)

NUMBER OF
 EXHIBIT       DESCRIPTION OF EXHIBIT
---------      ----------------------

10(a)(h) Restated Agreement between the Company and Materials Science Partner,
         Inc. dated October 1, 1988.  (12)

10(a)(i) Certificate of Designations, Preferences and Rights of Series A 5-1/2%
         Convertible Preferred Stock.  (9)

10(a)(j) License Agreement, dated December 29, 1989, between Wavemat and
         Norton Company.  (10)

10(a)(k) Preferred Stock Purchase Agreement, dated December 29, 1989, between
         Wavemat and Norton Company.  (10)

10(a)(l) Research and Development Agreement, dated December 29, 1989, between
         Wavemat and Norton Company.  (10)

10(a)(m) Supply Agreement, dated December 29, 1989, between Wavemat and Norton
         Company.  (10)

10(a)(n) Lease Agreement between the Company and P.M. Associates, II dated
         March 13, 1990.  (12)

10(a)(o) Stock Option Plan for Non-Employee Directors.  (12)

10(a)(p) Sale Agreement, dated January 28, 1991, between Wavemat and Thixomat
         Inc.  (12)

10(a)(q) Amendment to Research and Development Agreement between Wavemat and
         Growth Funding, Ltd., dated October 1, 1988, with such Amendment dated November 1, 1990. (12)

10(a)(r) Amendment to Cross License Agreement between Wavemat and Growth
         Funding, Ltd., dated October 1, 1988, with such Amendment dated November 1, 1990. (12)

10(a)(s) Amendment to Commercialization Agreement between Wavemat and Growth
         Funding, Ltd., dated October 1, 1988, with such Amendment dated November 1, 1990. (12)

10(a)(t) Lease Agreement, dated July 11, 1990, between Wavemat and Sterling
         Savings Bank.  (12)

10(a)(u) Stock Purchase Warrant to purchase 300,000 shares of common stock of Wavemat, dated March 1, 1989, issued to Growth Funding, Ltd. (12)

10(a)(v) Amendment to Stock Purchase Warrant to purchase 300,000 shares of common stock of Wavemat, dated March 1, 1989, issued to Growth Funding, Ltd., with such warrant dated July 12, 1990. (12)

 EXHIBIT       DESCRIPTION OF EXHIBIT
---------      ----------------------

10(a)(w) Employment Agreement between the Company and Richard J. Dexter dated
         June 7, 1993.  (14)

10(a)(x) Wavemat Inc. Employee Savings and Retirement Plan adopted September 1,
         1993.  (14)

10(a)(4) Amendment to Supply Agreement, dated December 29, 1989, between
         Wavemat and Norton Diamond Film with such amendment dated August 9,
         1994.

10(a)(z) Stock Purchase Wavemat, dated August 9, 1994, between Wavemat, Inc.
         and Venture Funding, Ltd.

10(b)(a) Investment Agreement dated August 19, 1994 between Wavemat, Inc. and
         Michigan State University.

---------------

16.1 Arthur Andersen & Company letter addressed to Securities and Exchange Commission dated November 12, 1992. (13)

1. Previously filed with Registration Statement on Form S-18 (No. 33-9290-C), incorporated herein by reference.

2. Previously filed with Form 10-Q for the quarter ended June 30, 1988, and incorporated herein by reference.

3. Previously filed with Form 10-Q for the quarter ended September 30, 1988, and incorporated herein by reference.

4. Previously filed with Form 10-K for the year ended December 31, 1987, and incorporated herein by reference.

5. Confidential treatment has been granted for certain portions of this Exhibit.

6. Previously filed with Form 10-K for the year ended December 31, 1988, and incorporated by reference herein.

7.   Previously filed with Form 10-Q for the quarter ended March 31, 1989.

8.   Previously filed with Form 10-Q for the quarter ended March 31, 1989.

9.   Previously filed on Form 8-K dated December 29, 1989.

10.  To be filed upon amendment.

11.  Previously filed with Form 10-K for the year ended December 31,

     1989, and incorporated herein by reference.

12. Previously filed with Form 10-K for the year ended December 31, 1990, and incorporated herein by reference.

13.  Previously filed with Form 8-K dated November 9, 1992.

14.  Filed herewith.

(b) No reports on Form 8-K were filed during the last quarter of the Company's year ended December 31, 1996.

ITEM 7. FINANCIAL STATEMENTS


                         INDEX TO FINANCIAL STATEMENTS

                                                       PAGE
                                                       ----

Statements of Operations for                            F-2
       Each of the Two Years
       in the Period Ended
       December 31, 1996

Statement of Financial Position                         F-3
       at December 31, 1996

Statements of Cash Flows                                F-4
       for Each of the Two
       Years in the Period Ended
       December 31, 1996


Statements of Shareholders'                             F-5
       Deficit for Each of the
       Two Years in the Period
       Ended December 31, 1996

Notes to Financial Statements                           F-6

                                  WAVEMAT INC.
                            STATEMENTS OF OPERATIONS



                                           For the Years Ended
                                               December 31,
                                       -----------------------------
                                          1996              1995
                                       (Unaudited)       (Unaudited)
OPERATING REVENUE:                     -----------       -----------
 Microwave processing system sales       $247,716          $438,127
 Microwave processing system sales
  - affiliate                              17,306            33,430
                                       -----------       -----------
  Total operating revenue                 265,022           471,557
                                       -----------       -----------
OPERATING COSTS AND EXPENSES:
 Cost of sales                            385,012           317,809
 Research and development                  90,761            52,080
 Selling, general and administrative      510,280           772,461
 Royalty expense - affiliate               (7,913)           50,000
                                       -----------       -----------
  Total operating costs and expenses      978,140         1,192,350
                                       -----------       -----------
 Operating loss                          (713,118)         (720,793)

OTHER INCOME (EXPENSE):
 Interest income                              113               250
 Interest expense                          (2,461)          (10,578)
 Interest expense - affiliate            (156,067)         (151,421)
                                       -----------       -----------
  Other income (expense), net            (158,415)         (161,749)
                                       -----------       -----------
  NET LOSS                              ($871,533)        ($882,542)
                                       ===========       ===========
NET LOSS PER SHARE OF
 COMMON STOCK                              ($0.09)           ($0.13)
                                       ===========       ===========
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                    10,182,125         7,037,487
                                       ===========       ===========


        The accompanying notes are an integral part of these statements.

                                  WAVEMAT INC.
                        STATEMENT OF FINANCIAL POSITION
                                  (Unaudited)



                             ASSETS                                      December 31,
                                                                             1996
CURRENT ASSETS:                                                         --------------
  Accounts receivable                                                  $       19,476
  Inventory                                                                    61,201
  Prepaid expenses                                                              4,236
                                                                        --------------
    Total current assets                                                       84,913

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net                                      71,028
LICENSE AGREEMENT, net                                                         17,247
PURCHASED TECHNOLOGY, net                                                     246,007
DEFERRED PATENT COSTS - affiliate                                             178,917
OTHER ASSETS                                                                   18,666
                                                                        --------------
    Total assets                                                       $      616,778
                                                                        ==============
             LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
  Bank overdraft                                                       $       95,701
  Short-term borrowings - affiliate                                         1,683,065
  Accounts payable                                                            302,715
  Accounts payable - affiliate                                                 58,112
  Accrued liabilities                                                         785,663
  Customer deposits                                                            36,114
  Customer deposits - affiliate                                               128,243
                                                                        --------------
    Total current liabilities                                               3,089,613

SHAREHOLDERS' DEFICIT:
  Preferred stock, $.10 par value, 1,000,000 shares authorized and 4,000 shares ($399,600 aggregate liquidation preference)
    issued and outstanding                                                    400,000
  Common stock, $.01 par value, 20,000,000 shares authorized and
   10,182,125 shares issued and outstanding                                   101,821
  Additional paid-in capital                                                4,677,174
  Accumulated deficit                                                      (7,651,830)
                                                                        --------------
      Shareholders' deficit                                                (2,472,835)
                                                                        --------------
    Total liabilities and shareholders' deficit                        $      616,778
                                                                        ==============

        The accompanying notes are an integral part of these statements.

                                  WAVEMAT INC.
                            STATEMENTS OF CASH FLOWS


                                                               For the Years Ended
                                                                   December 31,
                                                            ---------------------------
                                                                1996            1995
                                                            (Unaudited)      (Unaudited)
                                                            ------------     ----------
CASH, BEGINNING OF PERIOD                                     $   ---          $  ---
                                                            ------------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                   (871,533)      (882,542)
    Adjustments to reconcile net loss
     to net cash provided by (used in) operating
     activities:
       Depreciation and amortization                             53,132         75,861
     Changes in current assets and liabilities:
       Accounts receivable                                       38,480        (53,045)
       Inventory                                                 54,529        (69,033)
       Prepaid expenses                                           1,330         (1,680)
       Bank overdraft                                            79,371        (13,225)
       Short-term borrowings -affiliate                         431,200         86,775
       Accounts payable                                         (51,825)       (16,227)
       Accounts payable - affiliate                              20,755        (24,041)
       Accrued liabilities                                      296,009        200,478
       Customer deposits                                         21,823        (14,031)
     Noncash expenses relating to capital contribution            ---          200,000
                                                            ------------     ----------
Net cash (used in) provided by operating activities              73,271       (510,710)
                                                            ------------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of equipment and leasehold
         improvements                                           (42,629)       (11,110)
       Increase in deferred patent costs                        (30,642)       (74,957)
                                                            ------------     ----------
Net cash used in provided by investing activities               (73,271)       (86,067)
                                                            ------------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Issuance of common stock - affiliate                       ---          600,000
       Reduction of debt                                          ---           (3,223)
                                                            ------------     ----------
Net cash provided by financing activities                         ---          596,777
                                                            ------------     ----------
DECREASE IN CASH                                                  ---              ---
                                                            ------------     ----------
CASH, END OF PERIOD                                           $   ---          $   ---
                                                            ============     ==========



       The accompanying notes are an integral part of these statements.

                                  WAVEMAT INC.
                      STATEMENTS OF SHAREHOLDERS' DEFICIT
                   FOR YEARS ENDED DECEMBER 31, 1995 AND 1996


                                                                    Preferred Stock                          Common Stock
                                                                 -----------------------   ----------------------------------------


                                                                 Number of                                Number of
                                                                   shares       Amount      Warrants       shares        Amount
                                                                 ----------   ----------   -----------   -----------   ----------
BALANCE AT DECEMBER 31, 1994                                         4,000     $400,000     1,300,000     6,343,353       63,434

 Issuance of warrant to affiliate - October 27, 1995                 ---          ---       2,000,000        ---           ---
 Issuance of warrant to affiliate - October 27, 1995                 ---          ---         100,000        ---           ---
 Capital contribution by affiliate - October 27, 1995                ---          ---          ---           ---           ---
 Issuance of common stock to affiliate from
  conversion of convertible debenture -
  October 27, 1995                                                   ---          ---          ---        3,838,772       38,388
 Issuance of warrant to director - October 27, 1995
 Issuance of warrant to consultants - October 27, 1995               ---          ---         102,000        ---           ---
 Issuance of warrants to employees - October 27, 1995                ---          ---         600,000        ---           ---
 Net loss for 1995                                                   ---          ---          ---           ---           ---
                                                                 ----------   ----------   -----------   -----------   ----------
BALANCE AT DECEMBER 31, 1995                                         4,000      400,000     4,102,000    10,182,125      101,822


 Net loss for 1996                                                   ---          ---          ---           ---           ---
                                                                 ----------   ----------   -----------   -----------   ----------
                                                                     4,000     $400,000     4,102,000    10,182,125      101,822
                                                                 ==========   ==========   ===========   ===========   ==========






                                                                  Additional                         Total
                                                                    Paid-in      Accumulated     Shareholders'
                                                                    Capital        Deficit          Deficit
                                                                  -----------    ------------    -------------
BALANCE AT DECEMBER 31, 1994                                       3,915,562    $ (5,897,755)   $  (1,518,759)

 Issuance of warrant to affiliate - October 27, 1995                   ---            ---              ---
 Issuance of warrant to affiliate - October 27, 1995                   ---            ---              ---
 Capital contribution by affiliate - October 27, 1995                200,000          ---             200,000
 Issuance of common stock to affiliate from
  conversion of convertible debenture -
  October 27, 1995                                                   561,612          ---             600,000
 Issuance of warrant to director - October 27, 1995
 Issuance of warrant to consultants - October 27, 1995                ---             ---              ---
 Issuance of warrants to employees - October 27, 1995                 ---             ---              ---
 Net loss for 1995                                                    ---           (882,542)        (882,542)
                                                                  -----------    ------------    -------------
BALANCE AT DECEMBER 31, 1995                                       4,677,174      (6,780,297)      (1,601,301)


 Net loss for 1996                                                     ---          (871,533)        (871,533)
                                                                  -----------    ------------    -------------
                                                                   4,677,174    $ (7,651,830)   $  (2,472,834)
                                                                  ===========   =============   ==============

        The accompanying notes are an integral part of these statements.

                                  WAVEMAT INC.
                         NOTES TO FINANCIAL STATEMENTS

(1) SIGNIFICANT ACCOUNTING POLICIES

Except as the context otherwise indicates, the term the "Company" refers to Wavemat Inc.

     INVENTORY

Inventory is valued at the lower of cost or market, determined by the first-in, first-out method.

     EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements are stated at cost. Equipment pertaining to capital leases are stated at fair market value as of the inception date of the lease. Depreciation and amortization is provided using the straight-line method over estimated useful lives ranging from five to ten years.

Maintenance and repairs are charged to expense as incurred. The cost of renewals and betterments is capitalized, and the cost and accumulated depreciation associated with assets retired or sold are eliminated. Gains or losses on disposal of equipment and leasehold improvements are credited or charged to income.

     LICENSE AGREEMENT

Costs incurred in obtaining the license agreement have been capitalized and are being amortized by the straight-line method over the estimated useful life of the license agreement of 17 years.

     PURCHASED TECHNOLOGY

The cost of purchased technology is being amortized by the straight-line method over an estimated useful life of 12 years.

     DEFERRED PATENT COSTS

Costs incurred in relation to patent applications are capitalized as deferred patent costs. If and when a patent is issued, the related patent application costs will be transferred to the patent classification and will be amortized by the straight-line method over the useful life of the applicable patent. If it is determined that a patent will not be issued, the related patent application costs will be expensed at the time such determination is made.

     REVENUE RECOGNITION

Sales are recognized in the period in which the related products are shipped. Contract research and development revenues are recognized during the period in which the related research and development activities are conducted.

                                  WAVEMAT INC.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

(1) SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

     NET LOSS PER SHARE OF COMMON STOCK

The computation of net loss per share of common stock is based upon the weighted average number of shares of common stock outstanding during each period presented. Stock options, warrants and convertible preferred stock have been excluded from the computation because the effect is antidilutive.

     FINANCIAL STATEMENT RECLASSIFICATION

Certain reclassifications have been made to the financial statements of prior years to conform to the 1995 presentation.

(2) DETAILS TO STATEMENT OF FINANCIAL POSITION

Inventory consists of the following at December 31, 1995:


     Raw Materials                     $ 49,733
     Work-in-Process                     65,997
                                       --------
                                       $115,730
                                       ========

     A summary of Equipment and Leasehold Improvements at December 31, 1995 follows:

     Machinery & equipment             $545,173
     Leasehold improvements              61,612
                                       --------
                                        607,785
     Less:  Accumulated
       depreciation and
       amortization                     553,216
                                       --------
                                       $ 54,570
                                       ========

     A summary of the License Agreement at December 31, 1995 follows:

     License agreement                 $ 36,271
     Less:  Accumulated
       amortization                      16,891
                                       --------
                                       $ 19,380
                                       ========

     A summary of Purchased Technology at December 31, 1995 follows:

     Purchased Technology              $325,000
     Less:  Accumulated Amortization   $ 54,167
                                       --------
                                       $270,833
                                       ========

                                  WAVEMAT INC.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

     A summary of Accrued Liabilities at December 31, 1995 follows:



              Royalties - affiliate         $ 62,764
              Deferred compensation           85,383
              Commissions                     72,049
              Accrued interest - affiliate   125,677
              Accrued legal and audit         32,501
              Other                          111,290
                                            --------
                                            $489,652
                                            ========

(3) DEBT

On January 29, 1992, the Company entered into a $125,000 line of credit arrangement evidenced by a promissory note with Venture. The amounts borrowed pursuant to this line of credit are payable by the Company upon demand. The Company had utilized the entire line of credit during 1992. The applicable interest rate is at two percentage points above the prime rate of a major bank with such interest rate ranging from 8.0 percent per annum to 9.25 percent per annum for the period of January 29, 1992 through August 17, 1994. This obligation with related interest was extinguished by inclusion in a Convertible Debenture issues by the Company to Growth on August 18, 1994.

On April 7, 1994, the Company finalized a $350,000 revolving line of credit Promissory Note with Growth, a wholly-owned subsidiary of Venture and significant shareholder of the Company, with such credit line carrying an interest rate on outstanding balances of 2 percent above the prevailing prime rate of a major bank with such interest rate ranging from 8.25 percent per annum to 10.75 percent per annum for the period of April 7, 1994 through December 31, 1995. The Company had utilized this entire line of credit during 1994. Amounts borrowed pursuant to this line of credit are payable by the Company on demand. The Company has made payments of $12,000 in 1995, reducing the line of credit Promissory Note to $338,000. In addition, this Promissory
Note is to be repaid, pursuant to an Agreement between the Company and Norton dated August 3, 1994, in which Norton agreed to waive their standard 20% discount from the prevailing list price for its purchases from the Company provided this 20% discount is used to first repay accrued interest and then principal owing on the outstanding balance to Venture until the balance is repaid in full.

On August 18, 1994, the Company issued a Convertible Debenture ("Debenture") to Growth, for the principal amount of $724,575 with the interest accruing on the outstanding balance at a rate of 2 percent above the prime rate of a major bank with such rate ranging from 9.75 percent per annum to
11.00 percent per annum for the period from August 12, 1994 through December
31, 1995. The Debenture amount of $724,575 represents amounts owed by the Company to Venture in relation to a promissory note

                                  WAVEMAT INC.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

(3) DEBT - CONTINUED

($125,000), plus related accrued interest ($23,603), deferred compensation ($261,139), accrued royalties ($212,591), and other miscellaneous liabilities ($102,242). The Debenture has an exercise price of $.5630 per share of common stock.

On August 19, 1994, $377,767 of the Company's accumulated obligations relating to license agreement entered into with MSU in January 1988, prior research and development activities performed by MSU on behalf of the Company and patent maintenance fees incurred on behalf of the Company, were extinguished in exchange for 670,989 shares of the Company's common stock. (See Notes 3 and 4 to the Financial Statements.) The $377,767 represented amounts owed by the Company in relation to license fee ($25,000), research and development ($102,528), royalties ($153,586), and patent maintenance fees ($96,653).

On December 1, 1994, the Company entered into a $100,000 line of credit arrangement evidenced by a promissory note with Growth. The amounts borrowed pursuant to this line of credit are payable by the Company on demand. The Company had utilized $100,000 of the line of credit by December 31, 1995. The applicable interest rate is at 2 percent points above the prime rate of a major bank with such interest rate ranging from 9.75 percent per annum to 10.5 percent per annum for the period ending December 31, 1995.

On January 4, 1995, the Company entered into a line of credit arrangement evidenced by a promissory note with Growth. The amounts borrowed pursuant to this line of credit are payable on demand. The Company has drawn $689,290 on this line of credit as of December 31, 1995. The applicable interest rate is 2 percentage points above the prime rate of a major bank with such interest rates ranging from 10.50 percent per annum to 11.00 percent per annum for the period from January 4, 1995 through December 31, 1995.

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

On October 27, 1995, Growth made a contribution of capital to the company in the amount of $200,000, which extinguished deferred compensation ($57,642), accrued interest relating to the above mentioned Convertible Debenture ($72,517) and other miscellaneous liabilities ($69,841) owed by the Company to Growth.

                                  WAVEMAT INC.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

(3) DEBT - CONTINUED

All interest costs incurred by the Company have been charged to expense. Interest payments of $7,934 and $2,177 were made in 1995 and 1994, respectively.

(4) SHAREHOLDERS' DEFICIT

On August 9, 1994, pursuant to a resolution of the Company's Board of Directors, a warrant was issued by the Company to Venture, a significant shareholder of the Company, for the purchase of 1,300,000 shares of the Company's common stock at an exercise price of $.5313 per share. This warrant could be exercised at any time and from time to time during the five year period from August 9, 1994 to August 9, 1999. On October 27, 1995, the Company's Board of Directors, by resolution, reduced the exercise price of the warrant to $.1563 per share of common stock, the average of the bid-ask price of the Company's common stock on that date. The issuance of the warrant and reduction in the exercise price were in consideration for providing financing to the Company.

On August 19, 1994, the Company entered into an Investment Agreement with MSU, an affiliate of the Company, in which $377,767 of the Company's accumulated obligations related to MSU were extinguished in exchange for 670,989 shares of the Company's common stock. The exchange price per share of common stock was $.5630. See Notes 3 and 9.

In addition, for as long as MSU (or any other entity affiliated with MSU, including the Michigan State Foundation) is the owner of at least 2.5% of the Company's outstanding common stock on a fully diluted bases, then MSU shall be entitled on notice given to the Company to have one of MSU's nominees elected to and maintained on the Board of Directors of the Company. In July, 1995, MSU appointed Dr. Frederick Erbisch to serve on the Company's Board of Directors and he was elected to the Board of Directors by resolution on October 27, 1995.

The Company has 4,000 shares of Series A 5-1/2% Convertible Preferred Stock ("Convertible Preferred Stock") outstanding. The dividends relating to the Convertible Preferred Stock are cumulative and amount to

$22,000 per annum in the aggregate. The Company is in arrears pertaining to the declaration and payment of these dividends in the amount of $132,000 as of December 31, 1995. The holder of the Convertible Preferred Stock is entitled to vote on all matters submitted to a vote of the shareholders of the Company, voting together with holders of the Company's common stock as one class. For each share of Convertible Preferred Stock held, the holder shall be entitled to a number of votes equal to the number of shares of common stock into which each share of Convertible Preferred Stock could be converted. The holder of the Convertible Preferred Stock is entitled at all times, voting as a separate class, to elect one director to the Company's Board of Directors.

At any time after December 31, 1992, the holder of shares of Convertible Preferred Stock is entitled to cause one or all of such shares to be converted into shares of common stock at an initial conversion price equal

                                  WAVEMAT INC.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

(4) SHAREHOLDER'S DEFICIT - CONTINUED

to $2.38 per share of common stock, subject to adjustment, with each share of Convertible Preferred Stock being valued at $100 plus all accrued and unpaid dividends thereon through the date of conversion; that is, a conversion rate equivalent to 42.02 shares of common stock plus accrued dividends for each share of Convertible Preferred Stock. During the period of July 1, 1991 through December 31, 1993, due to the effects of anti-dilution provisions and product order criteria, the conversion price was changed to $1.96 per share of common stock, which represents a conversion rate equivalent to 51.02 shares of common stock plus accrued dividends for each share of Convertible Preferred Stock.

The conversion of each share of Convertible Preferred Stock into common stock shall automatically occur upon the closing of a public offering of the Company's common stock, if that offering meets certain conditions. The Convertible Preferred Stock shall be callable, in whole or in part, at the option of the Company at any time after December 31, 1994, at a price per share of $100 plus accrued and unpaid dividends thereon.

The Board of Directors is authorized to issue up to 1,000,000 shares of preferred stock from time to time in one or more series and, subject to the limitations contained in the Certificate of Incorporation and any limitations prescribed by law, to establish and designate series and to fix the number of shares and the relative rights, conversion rights, voting rights, rights and terms of redemption (including sinking fund provisions) and liquidation preferences.

On October 27, 1995, Growth converted $600,000 of debt obligations into 3,838,772 shares of the Company's common stock, pursuant to the

Convertible Debenture issued by the Company to Growth on August 18, 1994 for the principal amount of $724,575 with interest occurring on the outstanding balance. On that same date, the exercise price of the Debenture was reduced from $.5630 per share to $.1563 per share, the average of the bid-ask price of the stock on that date, in consideration for financing and contribution of capital provided to the Company by Growth during 1995.

On October 27, 1995, Growth made a contribution of capital to the Company in the amount of $200,000. See Note 3.

On October 27, 1995, a warrant was issued by the Company to Growth Funding, Ltd., a wholly owned subsidiary of Venture Funding, Ltd., for the purchase of 2,000,000 shares of the Company's common stock at an exercise price of $.1563 per share. This warrant may be exercised at any time, and from time to time during the five year period from October 27, 1995 to October 27, 2000. This warrant was issued in consideration for Growth providing financing to the Company.

                                  WAVEMAT INC.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED


(4) SHAREHOLDER'S DEFICIT - CONTINUED

On October 27, 1995, the Company's Board of Directors passed a resolution authorizing the issuance of warrants for 100,000 shares each of the Company's common stock at a exercise price of $.1563 per share to Raymond F. Decker and Michigan State University, a substantial shareholder of the Company. These warrants will vest in one-third amounts at the end of the first, second and third year of the terms of Raymond F. Decker and Michigan State University (Frederick H. Erbisch), or their successors as members of the Board of Directors. Vesting will occur so long as they are members of the Board of Directors.

On October 27, 1995, the Company's Board of Directors passed a resolution authorizing the issuance of a warrant for 500,000 shares of the Company's common stock at an exercise price of $.1563 per share to Sharon Zitnik. These warrants will vest equally each year over a five year period, so long as Sharon Zitnik remains an employee of the Company.

On October 27, 1994, the Company's Board of Directors passed a resolution authorizing the issuance of a warrant for 100,000 shares of the Company's common stock at a exercise price of $.1563 per share to Robert Rudnick. These warrants will vest equally each year over a four year period, so long as Robert Rudnick remains an employee of the Company.

The above warrants issued to Sharon Zitnik and Robert Rudnick were granted in consideration for exceptional contributions performed for the Company over the past several years.

On October 27, 1995, the Company's Board of Directors passed a resolution authorizing the issuance of a warrant for 100,000 shares of the Company's common stock at an exercise price of $.1563 per share to Dennis Schweiger, who has been working part-time and as a consultant for the Company. These warrants will vest equally over a four year period so long as he remains a consultant to the Company at the end of each year during the four year period. These warrants were granted in consideration for exceptional contributions performed for the Company.

On October 27, 1995, the Company's Board of Directors passed a resolution authorizing the issuance of a warrant for 2,000 shares of the Company's common stock at an exercise price of $.1563 per share to Gordon St. John. These warrants are immediately vested and can be exercised at any time over a five year period. These warrants were granted for exceptional service performed for the Company.

                                  WAVEMAT INC.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

(5) STOCK OPTION PLANS

     INCENTIVE STOCK OPTION PLAN

In December 1985, the Company adopted an Incentive Stock Option Plan, which expires in December 1995. Under the terms of this plan, the Company may grant options to employees of the Company to purchase a maximum of 200,000 shares of the Company's common stock at prices not less than the quoted market price of the common stock on the date of grant. The options generally vest after the second anniversary of the date of grant and may be exercised for a term no longer than ten years. The Compensation Committee of the Company's Board of Directors has the authority, in its discretion, to determine the employees to whom and the time or times at which options shall be granted and the number of shares issuable upon the exercise of each option.

As of December 31, 1995, 62,300 shares, net of forfeitures, were subject to grant pursuant to this plan at exercise prices per share ranging from $.2813 to $2.4063 per share.

No options were granted in 1995.

Options which are forfeited are available for reissuance in accordance with this plan.

Options to purchase 62,300 shares were exercisable at December 31, 1995.

No options have been exercised to date under the Incentive Stock Option Plan.

     NON-QUALIFIED STOCK OPTION PLAN

In December 1985, the Company also adopted a Non-Qualified Stock Option Plan, which expires in December 1995. Under the terms of this plan, the Company may grant options to consultants and directors of the Company for the purchase of a maximum of 200,000 shares of the Company's common stock at prices not less than the quoted market price of the common stock on the date of grant. Options, once granted, vest equally over a three-year period and expire ten years after the date of grant. The Compensation Committee of the Board of Directors has the authority, in its discretion, to determine the individuals to whom, and the time or times at which options shall be granted and the number of shares issuable upon the exercise of each option.

As of December 31, 1995, 43,000 shares were subject to grant pursuant to this plan at exercise prices per share ranging from $.3750 to $1.25 per share.

                                  WAVEMAT INC.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

(5) STOCK OPTION PLANS - CONTINUED

     NON-QUALIFIED STOCK OPTION PLAN - CONTINUED

Options which are forfeited are available for reissuance in accordance with this plan.

No options were granted pursuant to this plan during 1995.

Options to purchase 43,000 shares were exercisable at December 31, 1995.

No options have been exercised to date under the Non-Qualified Stock Option
Plan.

STOCK OPTION PLAN FOR NON-EMPLOYEE DIRECTORS

On May 10, 1990, the Company adopted the Stock Option Plan for Non-employee Directors (the "NEDSO Plan"). The NEDSO Plan provides for the grant of options to purchase a maximum of 200,000 shares of the Company's common stock to directors who are not employees of the Company. The NEDSO Plan also provides that, on May 10, 1990 and May 10 of each subsequent year through and including the year 2000, each eligible director will be granted an option to purchase 6,000 shares with an exercise price equal to the quoted market price of the Company's common stock on the date of the option grant. Options once granted are immediately exercisable and expire 10 years from date of grant.

As of December 31, 1995, 108,000 shares were subject to grant pursuant to this plan at exercise prices per share ranging from $.3125 to $2.25 per share.

On May 10, 1995 and 1994, the Company granted options under this plan for the purchase of 6,000 shares and 24,000 shares at an exercise price of $.3438 and $.5313 per share respectively.

No options granted under the NEDSO Plan have been exercised to date.

(6) INCOME TAXES

Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("FAS 109"). There was no cumulative effect of this change in accounting for income taxes as of January 1, 1993.

No provision for income taxes has been recognized for 1995 and 1994 because of the losses incurred during those years.

On December 31, 1995, the Company had net operating loss carryforwards for financial reporting purposes of $6,780,297 which will, if unused, expire

                                  WAVEMAT INC.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

(6) INCOME TAXES - CONTINUED

from 2002 to 2010. For tax reporting purposes, the Company had net operating loss carry forward to offset future taxable income estimated at $6,313,226 which will, if unused, expire from 2002 to 2010.

In accordance with certain provisions of the Tax Reform Act of 1986, a change in ownership of greater than 50 percent of a corporation within a three-year period will place an annual limitation on the corporation's ability to utilize its existing tax benefit carryforwards. Such a change in ownership occurred on December 31, 1993 in relation to the issuance of 1,000,000 shares of common stock in consideration for the acquisition of technology. As a result, an annual limitation of approximately $58,000 applies to operating loss carry forward of approximately $4,126,700 existing as of December 31, 1993. Therefore, the Company does not expect to utilize the tax benefits of a significant amount of its net operating loss carry forward existing as of December 31, 1993. There were no changes of ownership greater than 50% in 1995, and therefore the Company may utilize the tax benefit carryforwards of operating losses relating to 1995 without limitation. The Company's utilization of its tax benefit carryforwards may be further restricted in the event of subsequent changes in ownership of the Company. See Note 4.

Temporary differences and carryforwards which give rise to deferred tax assets and liabilities as of December 31, 1995 were as follows:


                                                  Amount
                                                  ------
            Net operating loss                  $ 269,733
            Depreciation                           (4,751)
            Accrued compensation                   29,030
            Accrued commissions                    24,496
            Accrued royalties                      21,334
            Accrued warranty                        4,543
            Other accrued expenses                 26,003
            Valuation allowance pertaining
              to deferred tax assets             (370,388)
                                                ---------
                                                $       -
                                                =========

                                  WAVEMAT INC.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

(7) LICENSE, RESEARCH AND DEVELOPMENT, ROYALTY AND PATENT MAINTENANCE
OBLIGATIONS

In January 1988, the Company entered into a license agreement with a major university. The license agreement provides the Company with exclusive worldwide rights to the MSU's patented microwave plasma processing technology and advancements. The license agreement required the Company to pay a sign-up fee of $40,000 of which the Company owes $25,000, which was to be paid by January 1, 1992. The license agreement also provides for royalty payments to be made by the Company to the MSU based on the Company's net sales in relation to the license agreement. The royalty payments shall be based upon established percentages of certain levels of related sales. The Company incurred royalty expense of $50,000 and $22,312 in relation to this license agreement during 1995 and 1994, respectively. On December 31, 1995, the Company owed the MSU $62,764 in accrued royalties. See Note 3.


(8) EMPLOYEE SAVINGS AND RETIREMENT PLAN

Effective September 1, 1993, the Company adopted a retirement savings plan covering all employees eligible to participate in the plan (eligible employees of the Company as of the first day of a plan year or as of a date six months thereafter). Eligible employees may make annual earnings reduction contributions of up to 15 percent of compensation limited to $8,994 on a pre-tax basis to their plan accounts. The Company may also make discretionary contributions to this plan, subject to approval of the Board of Directors, which are then allocated to the accounts of the participants in proportion to each participant's annual compensation from the Company.

The Company may terminate the plan at any time. Upon termination, all amounts credited to the accounts of participants will become fully vested.

The Company made no discretionary contributions to the plan during 1995.

(9) RELATED PARTY TRANSACTIONS

Growth provides the Company with certain accounting, shareholder and public relations services on a month-to-month basis for a monthly fee of $3,500 plus out-of-pocket expenses. On October 27, 1995, the Management and Administrative Services Agreement with Growth was canceled by resolution of the Company's Board of Directors. If such services are need the Company will hire Growth on an hourly basis. During each of the years ended December 31, 1995 and 1994, the Company accrued management fees to Growth in the amounts of $38,500 and $42,000 respectively.

Certain additional costs incurred by Growth on behalf of the Company are reimbursed to Growth. There were no amounts reimbursed to Growth related to these costs during 1995 and approximately $21,100 reimbursed to Growth in 1994.

                                  WAVEMAT INC.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

(9) RELATED PARTY TRANSACTIONS - CONTINUED

In January 1988, the Company entered into a license agreement with MSU. The license agreement provides the Company with exclusive worldwide rights to MSU's patented microwave plasma processing technology and advancements. The license agreement required the Company to pay a sign-up fee of $40,000. thereof. The license agreement also provides for royalty payments to MSU by the Company on the Company's net sales. The royalty payments are based on established percentages of certain levels of related sales. The Company incurred related royalty expenses of $50,000 and $22,312 in relation to this license agreement during 1995 and 1994, respectively. On December 31, l995, the Company owed MSU $62,764 in accrued royalties. See, Note 3.

On December 31, 1993, the Company owed MSU a total of $203,755 in relation to research and development activities, performed prior to 1991, and patent maintenance fees incurred by MSU on behalf of the Company.

On August 9, l994, $377,767 of the Company's accumulated obligations to MSU were extinguished in exchange for 670,989 shares of the Company's common stock. The $377,767 was comprised of amounts owed in relation to license fees ($25,000), research and development expenses ($102,528), royalties ($153,586) and patent maintenance fees ($96,653).

On August 3, 1994, the Company entered into an agreement with Norton, an affiliate of the Company, in which Norton will waive their standard 20% discount from the prevailing list price for its purchases from the Company. This waiver of the 20 discount is contingent upon repayment to Growth, a significant shareholder of the Company, first of any accrued interest and then the outstanding principal until the outstanding debt to Growth is repaid in full.

On August 9, 1994, the Company received an amendment to an exclusive license agreement entered into in 1989 with Norton, which grants a non-transferable, non-exclusive sublicense to manufacture and sell diamond-like carbon (DLC) CVD processing equipment. As consideration for the license, the Company agrees to pay Norton a royalty of .5% of the net sales of DLC processing equipment.

On January 17, 1995, the Company reached an agreement with Norton to permit sales to universities and government laboratories of certain types of diamond thin film chemical vapor deposition (CVD) processing systems currently being used by Norton.

See Note 3 for information pertaining to borrowings of the Company from Venture and Growth.

See Note 4 for a description of capital transactions between the Company and Venture, Growth and the affiliates.

                                  WAVEMAT INC.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

(10) COMMITMENTS AND CONTINGENCIES

     GOING CONCERN

The Company has incurred operating losses and generated cash flow deficits from operating activities since inception, therefore, the Company's ability to continue as a going concern is contingent upon its ability to raise additional funds to support its activities.

The Company is relying on sales of its microwave processing systems and proceeds from contract research and development activities to provide additional working capital. The Company is also continuously evaluating acquisitions of technologies and/or entities owning such technologies which are compatible to the Company's business strategies with the intention of increasing the Company's revenue generating capabilities. In addition, the Company is continuing to seek capital from various other sources of funding such as term loans, lines of credit, corporate partners and sales of equity securities. However, there is no assurance that the required amount of additional funds can be raised.

     LEASES

The Company has capital lease agreements pertaining to certain manufacturing equipment and office equipment covering the period of July 1990 through January 1995 which are summarized as of December 31, 1995 as follows:

     Equipment                                 $81,325
     Less:  Accumulated
       amortization                             81,325
                                               -------
                                               $   ---
                                               =======

In March 1990, the Company entered into an operating lease agreement covering the period of June 6, 1990 through June 30, 1995 pertaining to manufacturing and office space. The Company renewed their lease covering the period from July 1, 1995 through June 30, 1996 with an additional option for renewal.

The Company is currently negotiating a lease renewal option. Rental expenses in relation to this and the renewal lease option amounted to $107,386 in 1995 and $107,386 in 1994.

Future minimum lease payments to be made by the Company in relation to this lease renewal are as follows:

       Year                                        Amount
       ----                                        ------

       1996                                       $ 60,066
                                                  --------
     Total future minimum lease payments          $ 60,066
                                                  ========

On December 31, 1995, the Company was in arrears in relation to minimum lease payments and executory costs pertaining to this lease in the amounts of $64,959 and $64,964, respectively. The $64,964 is included in minimum lease payments for 1995. The Company continues in negotiations with the lessor pertaining to the extinguishment of the amounts in arrears.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        WAVEMAT INC.
                                        --------------------------------------
                                        Registrant



Date:  April 15, 1997
                                        --------------------------------------
                                        Monis Schuster, Chairman of the
                                        Board and Chief Executive Officer
                                        (Principal Executive Officer)


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 15, 1997.




                                        --------------------------------------
                                        Monis Schuster, Chairman of the
                                        Board and Chief Executive Officer
                                        (Principal Executive Officer)
                                        and Director




                                        --------------------------------------
                                        Eugene I. Schuster, Acting
                                        President and Director



                                        --------------------------------------
                                        Sharon K. Zitnik, Vice President,
                                        Secretary, Treasurer and Chief
                                        Financial Officer (Principal
                                        Financial and Accounting Officer)


                                        --------------------------------------
                                        Raymond F. Decker, Director