Form 10KSB40/A
period 1996-12-31
WAVEMAT INC
filed 1997-04-16
CIK 803957

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  FORM 10-KSB/A
                                 --------------
/X/  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

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

     Issuer's revenues for its most recent fiscal year --  $265,022

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

Pursuant to a license agreement, Norton Diamond Film Division ("Norton") of Saint-Gobain/Norton Industrial Ceramics Corporation, an affiliate of the Company, has exclusive rights pertaining to the Company's Microwave Plasma Disk Reactor (MPDR(R)) regarding the Company's diamond thin film technology. In 1994, this exclusive license agreement was amended, granting the Company a non-exclusive sublicense to manufacture, sell and lease equipment for research and commercial production of diamond-like carbon (DLC) thin films. In 1995, Norton agreed to amendment of this license agreement to permit the Company to sell and market its 2.45 GHz diamond thin film technology to universities and research facilities. In 1996, Norton further amended this license agreement to permit the Company rights to commercial sales of its 2.45 GHz diamond thin film technology.

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

Research and development expenses increased as a result of higher company sponsored activities performed in 1996. Selling, general and administrative expenses decreased primarily due to lower sales and marketing activities. Royalty expense declined as a result of the forgiveness of minimum royalty requirements by MSU and lower revenue as previously mentioned. (See note 3 and 9 to the Financial Statements).

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


ITEM 7.   FINANCIAL STATEMENTS

The financial statements of the Company are included in this report on pages F-1 through F-21.


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

     FINANCIAL STATEMENT RECLASSIFICATION

Certain reclassifications have been made to the financial statements of prior years to conform to the 1996 presentation.

(2) DETAILS TO STATEMENT OF FINANCIAL POSITION

Inventory consists of the following at December 31, 1996:


     Raw Materials                      $  44,214
     Work-in-Process                       16,987
                                        ---------
                                        $  61,201
                                        =========

     A summary of Equipment and Leasehold Improvements at December 31, 1996 follows:

     Machinery & equipment              $ 588,802
     Leasehold improvements             $  61,612
                                        ---------
                                          650,414
     Less:  Accumulated
     depreciation and
     amortization                         579,386
                                        ---------
                                        $  71,028
                                        =========

     A summary of the License Agreement at December 31, 1996 follows:

     License agreement                  $  36,271
     Less:  Accumulated
     amortization                          19,024
                                        ---------
                                        $  17,247
                                        =========

     A summary of Purchased Technology at December 31, 1996 follows:

     Purchased Technology               $ 325,000
     Less:  Accumulated Amortization    $  78,993
                                        ---------
                                        $ 246,007
                                        =========

                                WAVEMAT INC.
                  NOTES TO FINANCIAL STATEMENTS - CONTINUED

       A summary of Accrued Liabilities at December 31, 1996 follows:



              Royalties - affiliate              $ 49,851
              Deferred compensation               177,127
              Commissions                          64,662
              Accrued interest - affiliate        281,734
              Accrued legal and audit              33,788
              Other                               178,501
                                                 --------
                                                 $785,663
                                                 ========


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

On August 18, 1994, the Company issued a Convertible Debenture ("Debenture") to Growth, for the principal amount of $724,575 with the interest accruing on the outstanding balance at a rate of 2 percent above the prime rate of a major bank with such rate ranging from 9.75 percent per annum to 11.00 percent per annum for the period from August 12, 1994 through December 31, 1995. The Debenture amount of $724,575 represents

                                WAVEMAT INC.
                  NOTES TO FINANCIAL STATEMENTS - CONTINUED

(3) DEBT - CONTINUED

amounts owed by the Company to Venture in relation to a promissory note of ($125,000), plus related accrued interest ($23,603), deferred compensation ($261,139), accrued royalties ($212,591), and other miscellaneous liabilities ($102,242). The Debenture has an exercise price of $.5630 per share of common stock.

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

On October 30, 1996, MSU informed the Company that it was in default of its payment and reporting obligation under the Exclusive License Agreement, dated January 15, 1988. On December 6, 1996 the Company reached an agreement with MSU concerning outstanding royalties and patent obligations in the amount of $141,258. The Company agreed to pay this amount by December 31, 1996 and this amount was unconditionally guaranteed by Venture Funding, an affiliate of the Company. This guarantee shall not apply to Wavemat's obligations in excess of $141,258 and in no event shall this guarantee extend to Wavemat's indebtedness after the date of the letter agreement. The Company paid $40,500 of this amount by December 31, 1996. In consideration of Wavemat entering into a commercial sales agreement with Norton Company, allowing for the development and commercialization of 2.45 Ghz Microwave Processing Systems, MSU granted the Company an extension on the remaining $100,758 and current balances until February 28, 1997 under the condition that Wavemat enter into the sales agreement with Norton by September 30, 1997. MSU has extended the February due date through April 18, 1997. In addition, MSU has agreed to forgive annual minimum royalty requirements with the Company.






                                  WAVEMAT INC.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

(3) DEBT - CONTINUED

All interest costs incurred by the Company have been charged to expense. Interest payments of $697 and $7,934 were made in 1996 and 1995, respectively.

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

The Company has 4,000 shares of Series A 5-1/2% Convertible Preferred Stock ("Convertible Preferred Stock") outstanding. The dividends relating to the Convertible Preferred Stock are cumulative and amount to $22,000 per annum in the aggregate. The Company is in arrears pertaining to the declaration and payment of these dividends in the amount of $154,000 as of December 31, 1996. The holder of the Convertible Preferred Stock is entitled to vote on all matters submitted to a vote of the shareholders of the Company, voting together with holders of the

Company's common stock as one class. For each share of Convertible Preferred Stock held, the holder shall be entitled to a number of votes equal to the number of shares of common stock into which each share of Convertible Preferred Stock could be converted. The holder of the Convertible Preferred Stock is entitled at all times, voting as a separate class, to elect one director to the Company's Board of Directors.

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

                                  WAVEMAT INC.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED


(4) SHAREHOLDER'S DEFICIT - CONTINUED

On October 27, 1995, the Company's Board of Directors passed a resolution authorizing the issuance of warrants for 100,000 shares each of the Company's common stock at a exercise price of $.1563 per share to Raymond F. Decker and Michigan State University, a substantial shareholder of the Company. These warrants will vest in one-third amounts at the end of the first, second and third year of the terms of Raymond F. Decker and Michigan State University or their successors as members of the Board of Directors. Vesting will occur so long as they are members of the Board of Directors.

On October 27, 1995, the Company's Board of Directors passed a resolution authorizing the issuance of a warrant for 500,000 shares of the Company's common stock at an exercise price of $.1563 per share to Sharon Zitnik. These warrants will vest equally each year over a five year period, so long as Sharon Zitnik remains an employee of the Company. On December 31, 1996, 100,000 warrants were exercisable by Ms. Zitnik.

On October 27, 1994, the Company's Board of Directors passed a resolution authorizing the issuance of a warrant for 100,000 shares of the Company's common stock at a exercise price of $.1563 per share to Robert Rudnick. These warrants will vest equally each year over a four year period, so long as Robert Rudnick remains an employee of the Company. On December 31, 1996, 25,000 warrants were exercisable by Robert Rudnick.

The above warrants issued to Sharon Zitnik and Robert Rudnick were granted in consideration for exceptional contributions performed for the Company over the past several years.

On October 27, 1995, the Company's Board of Directors passed a resolution authorizing the issuance of a warrant for 100,000 shares of the Company's common stock at an exercise price of $.1563 per share to Dennis Schweiger, who has been working part-time and as a consultant for the

Company. These warrants will vest equally over a four year period so long as he remains a consultant to the Company at the end of each year during the four year period. These warrants were granted in consideration for exceptional contributions performed for the Company. On December 31, 1996, 25,000 warrants were exercisable by Dennis Schweiger.

On October 27, 1995, the Company's Board of Directors passed a resolution authorizing the issuance of a warrant for 2,000 shares of the Company's common stock at an exercise price of $.1563 per share to Gordon St. John. These warrants are immediately vested and can be exercised at any time over a five year period. These warrants were granted for exceptional service performed for the Company. On December 31, 1996, 2,000 warrants were exercisable by Mr. St. John.

                                  WAVEMAT INC.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

(5) STOCK OPTION PLANS

     INCENTIVE STOCK OPTION PLAN

In December 1985, the Company adopted an Incentive Stock Option Plan, which expired in December 1995. Under the terms of this plan, the Company may grant options to employees of the Company to purchase a maximum of 200,000 shares of the Company's common stock at prices not less than the quoted market price of the common stock on the date of grant. The options generally vest after the second anniversary of the date of grant and may be exercised for a term no longer than ten years. The Compensation Committee of the Company's Board of Directors has the authority, in its discretion, to determine the employees to whom and the time or times at which options shall be granted and the number of shares issuable upon the exercise of each option. The Company's Board of Directors is considering the adoption of a renewal of the ISO Plan, but as of December 31, 1996, had not ratified a renewal of the plan.

As of December 31, 1996, 62,300 shares, net of forfeitures, were subject to grant pursuant to this plan at exercise prices per share ranging from $.2813 to $2.4063 per share.

No options were granted in 1996.

Options which are forfeited are available for reissuance in accordance with this plan.

Options to purchase 62,300 shares were exercisable at December 31, 1996.

No options have been exercised to date under the Incentive Stock Option Plan.

     NON-QUALIFIED STOCK OPTION PLAN

In December 1985, the Company also adopted a Non-Qualified Stock Option Plan, which expired in December 1995. Under the terms of this plan, the Company may grant options to consultants and directors of the Company for the purchase of a maximum of 200,000 shares of the Company's common stock at prices not less than the quoted market price of the common stock on the date of grant. Options, once granted, vest equally over a three-year period and expire ten years after the date of grant. The Compensation Committee of the Board of Directors has the authority, in its discretion, to determine the individuals to whom, and the time or times at which options shall be granted and the number of shares issuable upon the exercise of each option. The Company's Board of Directors is considering the adoption of a renewal of the NQSO Plan, but as of December 31, 1996, had not ratified a renewal.

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

No options were granted pursuant to this plan during 1996.

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

On May 10, 1996 and 1995, the Company granted options under this plan for the purchase of 6,000 shares and 24,000 shares at an exercise price of $.1563 and $.3438 per share respectively.

No options granted under the NEDSO Plan have been exercised to date.

(6) INCOME TAXES

Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("FAS 109"). There was no cumulative effect of this change in accounting for income taxes as of January 1, 1993.

No provision for income taxes has been recognized for 1996 and 1995 because of the losses incurred during those years.

On December 31, 1996, the Company had net operating loss carryforwards for financial reporting purposes of $7,651,830 which will, if unused, expire


                                WAVEMAT INC.
                  NOTES TO FINANCIAL STATEMENTS - CONTINUED

(6) INCOME TAXES - CONTINUED

from 2003 to 2011. For tax reporting purposes, the Company had net operating loss carry forward to offset future taxable income estimated at $7,097,499 which will, if unused, expire from 2003 to 2011.

In accordance with certain provisions of the Tax Reform Act of 1986, a change in ownership of greater than 50 percent of a corporation within a three-year period will place an annual limitation on the corporation's ability to utilize its existing tax benefit carryforwards. Such a change in ownership occurred on December 31, 1993 in relation to the issuance of 1,000,000 shares of common stock in consideration for the acquisition of technology. As a result, an annual limitation of approximately $58,000 applies to operating loss carry forward of approximately $4,126,700 existing as of December 31, 1993. Therefore, the Company does not expect to utilize the tax benefits of a significant amount of its net operating loss carry forward existing as of December 31, 1993. There were no changes of ownership greater than 50% in 1996, and therefore the Company may utilize the tax benefit carryforwards of operating losses relating to 1996 without limitation. The Company's utilization of its tax benefit carryforwards may be further restricted in the event of subsequent changes in ownership of the Company. See Note 4.

Temporary differences and carryforwards which give rise to deferred tax assets and liabilities as of December 31, 1996 were as follows:


                                           Amount
                                           ------
     Net operating loss                 $  278,844
     Depreciation                           (3,060)
     Section 263A Adjustment                (6,800)
     Accrued Deferred Wages                 60,223
     Accrued commissions                    21,985
     Accrued Director's Fee                  1,360
     Accrued royalties                      25,132
     Accrued warranty                        4,497
     Accrued legal & Audit                  11,488
     Accrued contract contingency              573
     Valuation allowance pertaining
       to deferred tax assets             (394,242)
                                        ----------
                                        $     -
                                        ==========

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

On October 30, 1996, MSU informed the Company that it was in default of its payment and reporting obligation under the Exclusive License Agreement, dated January 15, 1988. On December 6, 1996 the Company reached and agreement with MSU concerning outstanding royalties and patent obligations in the amount of $141,258. The Company agreed to pay this amount by December 31, 1996 and this amount was unconditionally guaranteed by Venture Funding, an affiliate of the Company. This guarantee shall not apply to Wavemat's obligations in excess of $141,258 and in no event shall this guarantee extend to Wavemat's indebtedness after the date of the letter agreement. The Company made a payment of $40,500 by December 31, 1996. In consideration of Wavemat pursuing a commercial sales agreement with Norton Company, allowing for the development and commercialization of 2.45 Ghz Microwave Processing Systems, MSU granted the Company an extension on the remaining $100,758 and current balances until February 28, 1997 under the condition that Wavemat enter into the sales agreement with Norton by September 30, 1997. MSU has extended the February due date through April 18, 1997. In addition, MSU has agreed to forgive annual minimum royalty requirement with the Company.

The Company incurred royalty expense of $16,155 and $50,000 in relation to this license agreement during 1996 and 1995, respectively. On December 31, 1996, the Company owed MSU $62,764 in accrued royalties. See Note 3 and 9.

Pursuant to a license agreement, Norton, an affiliate of the Company, has exclusive rights pertaining to the Company's Microwave Plasma Disk Reactor (MPDR(R)) regarding the Company diamond thin film technology. In 1995, Norton agreed to an amendment which allowed the Company to sell and market its 2.45Ghz diamond thin film technology to universities and research facilities. In 1996, Norton agreed to further amended this license agreement to permit the Company rights to commercial sales of 2.45Ghz diamond thin film technology.

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

The Company made no discretionary contributions to the plan during 1996.

(9) RELATED PARTY TRANSACTIONS

Growth provides the Company with certain accounting, shareholder and public relations services on a month-to-month basis for a monthly fee of $3,500 plus out-of-pocket expenses. On October 27, 1995, the Management and Administrative Services Agreement with Growth was canceled by resolution of the Company's Board of Directors. If such services are need the Company will hire Growth on an hourly basis. During the year ended December 31, 1995, the Company accrued management fees to Growth in the amount of $38,500.

Certain additional costs incurred by Growth on behalf of the Company are reimbursed to Growth. There were no amounts reimbursed to Growth related to these costs during 1996 and 1995.


                                  WAVEMAT INC.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

(9) RELATED PARTY TRANSACTIONS - CONTINUED

In January 1988, the Company entered into a license agreement with MSU. The license agreement provides the Company with exclusive worldwide rights to MSU's patented microwave plasma processing technology and advancements. The license agreement required the Company to pay a sign-up fee of $40,000. thereof. The license agreement also provides for royalty payments to MSU by the Company on the Company's net sales. The royalty payments are based on established percentages of certain levels of related sales. The Company incurred related royalty expenses of $16,788 and $50,000 in relation to this license agreement during 1996 and 1995, respectively. On December 31, l996, the Company owed MSU $62,764 in accrued royalties. See, Note 3.

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

On January 17, 1995, the Company reached an agreement with Norton to permit sales to universities and government laboratories of certain types of diamond thin film chemical vapor deposition (CVD) processing systems

In 1996 Norton agreed to further amend this license agreement to permit the Company rights to commercial sales of 2.45Ghz diamond thin film technology.

On October 30, 1996, MSU informed the Company that it was in default of its payment and reporting obligation under the Exclusive License Agreement, dated January 15, 1988. On December 6, 1996 the Company reached an agreement with MSU concerning outstanding royalties and patent obligations in the amount of $141,258. The Company agreed to pay this amount by December 31, 1996 and this amount was unconditionally guaranteed by Venture Funding, an affiliate of the Company. This guarantee shall not apply to Wavemat's obligations in excess of $141,258 and in no event shall this guarantee extend to Wavemat's indebtedness after the date of the letter agreement. The Company paid $40,500 of this amount by December 31, 1996. In consideration of Wavemat entering into a commercial sales agreement with Norton Company, allowing for the development and commercialization of 2.45 Ghz Microwave Processing Systems, MSU granted the Company an extension on the remaining $100,758 and current balances until February 28, 1997 under the condition that Wavemat enter into the sales agreement with Norton by September 30, 1997. MSU has extended the February due date through April 18, 1997. In addition, MSU has agreed to forgive annual minimum royalty requirements with the Company.

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

     LEASES

In June 1996, the Company renewed its lease for manufacturing and office space covering the period from July 1, 1996 through June 30, 1999 with a renewal option in 1999.

Future minimum lease payments to be made by the Company in relation to this lease renewal are as follows:

    Year                                          Amount
    ----                                         --------
    1997                                         $139,000
    1998                                         $139,000
    1999                                         $ 69,500
                                                 --------
    Total future minimum lease payments          $347,500
                                                 ========

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

                                        WAVEMAT INC.
                                        --------------------------------------
                                        Registrant



Date:  April 16, 1997
                                        --------------------------------------
                                        Monis Schuster, Chairman of the
                                        Board and Chief Executive Officer
                                        (Principal Executive Officer)


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 16, 1997.




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


                                        --------------------------------------
                                        Raymond F. Decker, Director

                                EXHIBIT INDEX



                                                                SEQUENTIALLY
EXHIBIT                                                           NUMBERED
NUMBER                          DESCRIPTION                         PAGE
------                          -----------                      -----------
27   --                 Financial Data Schedule
