Form 10QSB
period 1997-03-31
WAVEMAT INC
filed 1997-05-20
CIK 803957

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE SECURITIES ACT OF 1934.

For the quarterly period ended March 31, 1997.
                               --------------

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE
          ACT.

For the transition period from         to
                               --------   ---------

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

                             (313) 454-0020
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes   X        No
                                 ------        ------

     As of April 29, 1997, the registrant had 10,182,125 shares of its Common Stock, $.01 par value outstanding.

                         PART I - FINANCIAL INFORMATION


                         Item 1.  Financial Statements

                                  WAVEMAT INC.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                For the Three Months
                                                   Ended March 31,
                                                1997              1996
                                            -----------       -----------
OPERATING REVENUE:
 Microwave processing system sales          $    68,417       $     4,855
 Microwave processing system sales
  - affiliate                                        --            13,000
                                            -----------       -----------
  Total operating revenue                        68,417            17,855
                                            -----------       -----------
OPERATING COSTS AND EXPENSES:
 Cost of sales                                   35,344            14,935
 Research and development                        13,116            33,890
 Selling, general and administrative            151,775           173,628
 Royalty expense - affiliate                      3,033              -
                                            -----------       -----------
  Total operating costs and expenses            203,268           222,453
                                            -----------       -----------
 Operating loss                                (134,851)         (204,598)

OTHER INCOME (EXPENSE):
 Miscellaneous Income                             1,260                --
 Interest income                                     30                74
 Interest expense                                  (756)           (1,592)
 Interest expense - affiliate                   (45,498)          (33,877)
                                            -----------       -----------
  Other expense,  net                           (44,964)          (35,395)
                                            -----------       -----------
  NET LOSS                                    ($179,815)        ($239,993)
                                            ===========       ===========
NET LOSS PER SHARE OF
 COMMON STOCK                                    ($0.02)           ($0.02)
                                            ===========       ===========
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                          10,182,125        10,182,125
                                            ===========       ===========


    The accompanying notes are an integral part of these statements.

                                  WAVEMAT INC.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                For the Three Months
                                                                   Ended March 31,
                                                             -----------------------------
                                                                1997              1996
                                                             -----------        ----------
CASH, BEGINNING OF PERIOD                                    $      ---        $      ---
                                                             ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                   (179,815)         (239,993)
    Adjustments to reconcile net loss
     to net cash provided by (used in) operating
     activities:
       Depreciation and amortization                             13,573            13,602
     Changes in current assets and liabilities:
       Accounts receivable                                          716            13,409
       Inventory                                                (11,277)          (26,441)
       Prepaid expenses                                             263             2,680
       Bank overdraft                                           (58,283)           12,179
       Short-term borrowings - affiliate                        137,100           108,500
       Accounts payable                                          54,177            10,896
       Accounts payable - affiliate                               2,412             5,693
       Accrued liabilities                                       57,039            90,179
       Customer deposits                                        (17,330)           26,672
       Customer deposits - affiliate                                                ---
                                                             ----------        ----------
Net cash (used)provided by operating activities                  (1,425)           17,376

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of equipment and leasehold
         improvements                                             1,425            (7,793)
       Increase in deferred patent costs                            ---            (9,583)
                                                             ----------        ----------
Net cash provided (used) in investing activities                  1,425           (17,376)

CASH FLOWS FROM FINANCING ACTIVITIES:
                                                                    ---               ---
                                                             ----------        ----------
Net cash used in financing activities                               ---               ---
                                                             ----------        ----------
INCREASE (DECREASE)IN CASH                                          ---               ---
                                                             ----------        ----------
CASH, END OF PERIOD                                          $     ---         $      ---
                                                             ==========        ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       Interest payments                                     $     ---         $      129
                                                             ==========        ==========

          The accompanying notes are an integral part of these statements.

                                  WAVEMAT INC.
                        STATEMENT OF FINANCIAL POSITION
                                  (Unaudited)



                                                                            MARCH 31,
                                                                              1997
                                                                        -------------
                             ASSETS
CURRENT ASSETS:
  Accounts receivable                                                   $      18,760
  Inventory                                                                    72,478
  Prepaid expenses                                                              4,135
                                                                        -------------
    Total current assets                                                       95,373

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net of accumulated
  depreciation and amortization of $582,472                                    65,591
LICENSE AGREEMENT, net of accumulated amortization
  of $19,558                                                                   16,714
PURCHASED TECHNOLOGY, net of accumulated amortization
  of $88,021                                                                  236,979
DEFERRED PATENT COSTS -affiliate                                              178,917
OTHER ASSETS                                                                   18,504
                                                                        -------------
    Total assets                                                        $     612,078
                                                                        =============
             LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
  Bank overdraft                                                        $      37,418
  Short-term borrowings - affiliate                                         1,820,165
  Accounts payable                                                            356,892
  Accounts payable - affiliate                                                 60,524
  Accrued liabilities                                                         842,702
  Customer deposits                                                            18,784
  Customer deposits - affiliate                                               128,243
                                                                        -------------
    Total current liabilities                                               3,264,728

SHAREHOLDERS' DEFICIT:
  Preferred stock, $.10 par value, 1,000,000 shares authorized and 4,000 shares ($399,600 aggregate liquidation preference)
    issued and outstanding                                                    400,000
  Common stock, $.01 par value, 20,000,000 shares authorized and
    10,182,125 shares issued and outstanding                                  101,821
  Additional paid-in capital                                                4,677,174
  Accumulated deficit                                                      (7,831,645)
                                                                        -------------
      Shareholders' deficit                                                (2,652,650)
                                                                        -------------
    Total liabilities and shareholders' deficit                         $     612,078
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

     In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

(2)  DETAILS TO STATEMENTS OF FINANCIAL POSITION

     Inventory consisted of the following:

                                                   March 31, 1997
                                                   --------------
Raw materials                                          $42,482
Work-in-process                                         29,996
                                                     ---------
                                                        72,478








A summary of Accrued Liabilities follows:

                                                   March 31, 1997
                                                   --------------


Accrued legal & audit                                  $33,988
Royalties - affiliate                                   52,884
Commissions                                             64,662
Deferred compensation                                  193,596
Accrued interest-affiliate                             327,232
Other                                                  170,340
                                                      --------
                                                      $842,702
                                                      ========

(3)  SHORT TERM BORROWINGS - AFFILIATE

     On April 7, 1994, the Company finalized a $350,000 revolving Line of Credit Promissory Note with Growth Funding, Ltd. ("Growth"), a wholly-owned subsidiary of Venture, a significant shareholder of the Company, with such credit

                                 WAVEMAT, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)



      line carrying an interest rate on outstanding balances of 2 percent above the prevailing prime rate of a major bank with such interest rate ranging from 8.25 percent per annum to 10.75 percent annum for the period of April 7, 1994 through March 31, 1997. The Company had utilized this entire line of credit during 1994. Amounts borrowed pursuant to this line of credit are payable by the Company on demand. The Company has made payments of $12,000 in 1995, reducing the line of credit Promissory Note to $338,000. In addition, this Promissory Note is to be repaid, pursuant to an Agreement between the Company and Norton Diamond Film Division ("Norton") of Saint-Gobain/Norton Industrial Ceramics Corporation, an affiliate of the Company, dated August 9, 1994, in which Norton agreed to waive their standard 20% discount from the prevailing list price for its purchases from the Company provided this 20% discount is used to first repay accrued interest and then principal owing on the outstanding balance to Venture until the balance is repaid in full.

      On August 18, 1994, the Company issued a Convertible Debenture ("Debenture") to Growth, for the principal amount of $724,575 with the interest accruing on the outstanding balance at a rate of 2 percent above the prime rate of a major bank with such rate ranging from 9.75 percent per annum to 11.00 percent per annum for the period from August 12, 1994 through March 31,1997. The Debenture amount of $724,575 represents amounts owed by the Company to Venture in relation to a promissory note($125,000), plus related accrued interest ($23,603), deferred compensation ($261,139), accrued royalties ($212,591), and other miscellaneous liabilities ($102,242). The Debenture has an exercise price of $.5630 per share of common stock.

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

                                 WAVEMAT, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)


     shares of the Company's common stock. There remains a balance due of $124,574 under the Convertible Debenture.

     On December 1, 1994, the Company entered into a $100,000 line of credit arrangement evidenced by a promissory note with Growth. The amounts borrowed pursuant to this line of credit are payable by the Company on demand. The Company has utilized $100,000 of the line of credit by December 31, 1995. The applicable interest rate is at 2 percentage points above the prime rate of a major bank with such interest rates ranging from
     9.75 percent per annum to 10.5 percent per annum for the period ending March 31, 1997.

     On January 4, 1995, the Company entered into a line of credit arrangement evidenced by a promissory note with Growth. The amounts borrowed pursuant to this line of credit are payable on demand. The Company has drawn $1,051,290 on this line of credit as of September 30, 1996. The applicable interest rate is 2 percentage points above the prime rate of a major bank with such interest rates ranging from 10.25 percent per annum to 11.00 percent per annum for the period from January 4, 1995 through March 31, 1997.

     On December 31, 1996, the Company entered into a $25,000 line of credit arrangement evidenced by a promissory note with Growth. The amounts borrowed pursuant to the line of credit are payable by the Company on demand. The Company had drawn $25,000 on this line of credit in 1996. The applicable interest rate is at 2 percentage points above the prime rate rate of a major bank with such interest rate ranging from 10.25 percent per annum to 10.50 percent per annum for the period from December 3, 1996 through March 31, 1997.

     On December 20, 1996, the Company entered into $3,500 line of credit arrangement evidenced by a promissory note with Growth. The amounts borrowed pursuant to the line of credit are payable by the Company on demand. The Company had utilized $3,500 of the line of credit in 1996. The applicable interest rate is at 2 percentage points above the prime rate of a major bank with such interest rate ranging from 10.25 percent per annum to 10.50 percent per annum for the period from December 20, 1996 through March 31, 1997.

                                 WAVEMAT, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)




     On January 9, 1997, the Company entered into a $3,500 line of credit arrangement evidenced by a promissory note with Growth. The amounts borrowed pursuant to the line of credit are payable by the Company on demand. The Company had utilized $3,500 of the line of credit by March 31, 1997. The applicable interest rate is at 2 percentage points above the prime rate of a major bank with such interest rate ranging from
     10.25 percent per annum to 10.50 percent per annum for the period from January 9, 1997 through March 31, 1997.







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

                                 WAVEMAT, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

THE THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1996

The Company's operating loss decreased significantly for the first quarter of 1997 compared to the corresponding quarter of 1996. The decrease in operating loss occurred as a result of significantly higher operating revenue, lower non-sponsored research and development activities performed by the Company and lower selling, general and administrative expenses which more than off-set higher costs of sales.

The increase in operating revenue was attributable to the increase in sales volume of the Company's Microwave Systems.

Operating expenses decreased significantly primarily as a result of lower non-sponsored research and development activities performed by the Company. Selling, general and administration decreased primarily due to lower sales and marketing activities. The increase in cost of sales and royalty expense was attributable to higher microwave processing system sales.

Net loss declined significantly as a consequence of the decrease in operating loss mentioned above. Other expenses, net for the quarter ended March 31, 1997 increased significantly compared to March 31, 1996 due to higher interest expense.


FINANCIAL CONDITION

MARCH 31, 1997 COMPARED TO DECEMBER 31, 1996


The Company continued to have difficulty meeting its cash requirements during the three months of 1997. For the three months ended March 31, 1997, the Company continued to defer payment of all or a portion of compensation of certain management personnel to conserve cash for operating purposes. Deferred

                                 WAVEMAT, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)


compensation costs of the Company amounted to $193,596 as of March 31, 1997. The Company was also in arrears pertaining to other obligations in the amount of $210,906 as of March 31,1997.

Obligations which the Company met during the three months of 1997 were satisfied through sales of the Company's microwave processing systems, customer deposits, lines of credit and short-term borrowings.


As indicated in Note 4 to the Financial Statements, the Company has incurred operating losses and generated cash flow deficits from operating activities since its inception, therefore, the Company's ability to continue as a going concern is contingent upon its ability to raise additional funds to support its activities. At March 31, 1997, the Company had a negative working capital position of $3,169,355 compared to a negative working capital position of $3,004,700 at December 31, 1996.

The Company is attempting to generate working capital through the sale of its microwave processing systems and through its contract research and development activities. As of March 31, 1997, the Company had a backlog of open sales orders, net, of customer deposits, amounting to $38,856. Subject to various qualifications and assuming no change in delivery dates or in the shipment of orders in the normal course of business, management expects, although there can be no assurance, to ship all of the above mentioned backlog and collect the applicable cash proceeds during 1997.

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

ITEM 4. OTHER INFORMATION

                                 WAVEMAT, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

ITEM 4.         OTHER INFORMATION

                In consideration of the Company pursuing commercial sales agreement with Norton Diamond Film Division ("Norton") of Saint-Gobain/ Norton Industrial Ceramics Corporation, an affiliate of the Company, allowing for the development and commercialization of 2.45 Ghz Microwave Processing Systems, Michigan State University ("MSU"), an affiliate of the Company, has granted the Company an extension of a letter agreement pertaining to payment of $100,758 relating to outstanding royalties and patent obligations, until May 15, 1997 under the condition that Wavemat enter into the sales agreement with Norton by September 30, 1997. The above amount has been unconditionally guaranteed by Venture Funding Ltd., an affiliate of the Company.




ITEM 5.         EXHIBITS AND REPORTS ON FORM 8-K

                (a) Exhibits - Ex. 27 Financial Data Schedule

                (b) Reports on Form 8-K:

                No reports on Form 8-K have been filed during the Quarter ended March 31,1997.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                              WAVEMAT INC.
                                               REGISTRANT



Date:  May 20, 1997                  BY:     /s/ Monis Schuster
                                        ----------------------------------------
                                        Monis Schuster, Chairman of the
                                        Board and Chief Executive Officer
                                        (Principal Operating Officer)


Date:  May 20, 1997                  BY:     /s/ Sharon K. Zitnik
                                        ----------------------------------------
                                        Sharon K. Zitnik, Vice President
                                        Treasurer, Secretary and Chief Financial
                                        Officer (Principal Financial Officer)