Form 10QSB
period 1997-06-30
WAVEMAT INC
filed 1997-08-19
CIK 803957

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE SECURITIES ACT OF 1934.

For  the quarterly period ended June 30, 1997.

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE
          ACT.

For  the transition period from                  to
                               ------------------   -------------------


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

                         Yes  X      No
                            -----       -----
     As of July 29, 1997, the registrant had 10,182,125 shares of its Common Stock, $.01 par value outstanding.

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                  WAVEMAT INC.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                  For the Three Months     For the Six Months
                                                      Ended June 30,         Ended June 30,
                                                    1997        1996        1997        1996
OPERATING REVENUE:                               ----------- ----------- ----------- -----------
 Microwave processing system sales                  $45,177     $75,933    $113,594     $80,789
 Microwave processing system sales
  - affiliate                                         --          4,306       --         17,306
 Contract research and development
  - affiliate                                        50,000       --         50,000       --
                                                 ----------- ----------- ----------- -----------
  Total operating revenue                            95,177      80,239     163,594      98,095
                                                 ----------- ----------- ----------- -----------
OPERATING COSTS AND EXPENSES:
 Cost of sales                                       58,598      70,236      93,942      85,171
 Research and development                            28,357      14,544      41,473      48,434
 Selling, general and administrative                145,888     169,606     297,663     343,132
 Royalty expense - affiliate                          2,550       5,356       5,583       5,356
                                                 ----------- ----------- ----------- -----------
  Total operating costs and expenses                235,393     259,742     438,661     482,093
                                                 ----------- ----------- ----------- -----------
 Operating loss                                    (140,216)   (179,503)   (275,067)   (383,998)

OTHER INCOME (EXPENSE):
 Miscellaneous Income                                 2,137       --          3,397       --
 Interest income                                          9           5          39          79
 Interest expense                                     1,362      (1,459)        606      (3,051)
 Interest expense - affiliate                       (49,067)    (37,931)    (94,565)    (71,808)
                                                 ----------- ----------- ----------- -----------
  Other expense, net                                (45,559)    (39,385)    (90,523)    (74,780)
                                                 ----------- ----------- ----------- -----------
  NET LOSS                                        ($185,775)  ($218,888)  ($365,590)  ($458,778)
                                                 =========== =========== =========== ===========
NET LOSS PER SHARE OF
 COMMON STOCK                                        ($0.02)     ($0.02)     ($0.04)     ($0.05)
                                                 =========== =========== =========== ===========
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                              10,182,125  10,182,125  10,182,125  10,182,125
                                                 =========== =========== =========== ===========


        The accompanying notes are an integral part of these statements.

                                  WAVEMAT INC.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                          For the Six Months
                                                            Ended June 30,
                                                     ----------------------------
                                                        1997              1996
                                                     ----------        ----------
CASH, BEGINNING OF PERIOD                             $  ---            $  ---
                                                     ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                          (365,590)         (458,778)
    Adjustments to reconcile net loss
     to net cash provided by (used in) operating
     activities:
       Depreciation and amortization                    24,910            27,549
     Changes in current assets and liabilities:
       Accounts receivable                              (5,103)            7,351
       Inventory                                       (34,530)           17,513
       Prepaid expenses                                 (5,212)            1,026
       Bank overdraft                                  (80,564)           50,658
       Short-term borrowings                           125,000             ---
       Short-term borrowings - affiliate               143,100           275,000
       Accounts payable                                 99,075           (79,175)
       Accounts payable - affiliate                      4,753             6,038
       Accrued liabilities                             144,842           186,074
       Customer deposits                               (27,399)           23,641
                                                     ----------        ----------
Net cash provided by operating activities               23,282            56,897

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of equipment and leasehold
         improvements                                   (9,990)          (42,630)
       Increase in deferred patent costs               (13,292)          (14,267)
                                                     ----------        ----------
Net cash used in investing activities                  (23,282)          (56,897)

CASH FLOWS FROM FINANCING ACTIVITIES:
       Redemption of debt                                ---               ---
                                                     ----------        ----------
Net cash used in financing activities                    ---               ---
                                                     ----------        ----------
INCREASE (DECREASE) IN CASH                              ---               ---
                                                     ----------        ----------
CASH, END OF PERIOD                                   $  ---            $  ---
                                                     ==========        ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       Interest payments                              $  ---            $    694
                                                     ==========        ==========

        The accompanying notes are an integral part of these statements.

                                  WAVEMAT INC.
                        STATEMENT OF FINANCIAL POSITION
                                  (Unaudited)



                             ASSETS                                         JUNE 30,
                                                                              1997
CURRENT ASSETS:                                                         --------------
  Accounts receivable                                                  $       24,579
  Inventory                                                                    95,731
  Prepaid expenses                                                              9,610
                                                                        --------------
    Total current assets                                                      129,920

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net of accumulated
  depreciation and amortization of $587,431                                    72,974
LICENSE AGREEMENT, net of accumulated amortization
  of $20,091                                                                   16,180
PURCHASED TECHNOLOGY, net of accumulated amortization
  of $94,792                                                                  230,208
DEFERRED PATENT COSTS - affiliate                                             192,209
OTHER ASSETS                                                                   18,504
                                                                        --------------
    Total assets                                                       $      659,995
                                                                        ==============
             LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
  Bank overdraft                                                       $       15,137
  Short-term borrowings                                                       125,000
  Short-term borrowings - affiliate                                         1,826,165
  Accounts payable                                                            401,790
  Accounts payable - affiliate                                                 62,865
  Accrued liabilities                                                         930,505
  Customer deposits                                                             8,715
  Customer deposits - affiliate                                               128,243
                                                                        --------------
    Total current liabilities                                               3,498,420

SHAREHOLDERS' DEFICIT:
  Preferred stock, $.10 par value, 1,000,000 shares authorized and 4,000 shares ($399,600 aggregate liquidation preference)
    issued and outstanding                                                    400,000
  Common stock, $.01 par value, 20,000,000 shares authorized and
    10,182,125 shares issued and outstanding                                  101,821
  Additional paid-in capital                                                4,677,174
  Accumulated deficit                                                      (8,017,420)
                                                                        --------------
      Shareholders' deficit                                                (2,838,425)
                                                                        --------------
    Total liabilities and shareholders' deficit                        $      659,995
                                                                        ==============

        The accompanying notes are an integral part of these statements.

                                 WAVEMAT, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)



(1)   GENERAL
      -------

      Except as the context otherwise indicates the term the "Company" refers to Wavemat Inc.

      In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31,1996.

(2)   DETAILS TO STATEMENTS OF FINANCIAL POSITION
      -------------------------------------------

      Inventory consisted of the following:
                                                 June 30, 1997
                                                 -------------

      Raw materials                              $   26,425
      Work-in-process                                69,306
                                                 ----------
                                                 $   95,731
                                                 ----------


      A summary of Accrued Liabilities follows:
                                                 June 30, 1997
                                                 -------------


      Accrued legal & audit                      $   37,188
      Royalties - affiliate                          55,434
      Commissions                                    60,391
      Accrued Payroll                                78,877
      Deferred compensation                         212,810
      Accrued interest-affiliate                    376,298
      Other                                         109,507
                                                 ----------

                                                 $  930,505
                                                 ----------



(3)   SHORT TERM BORROWINGS
      ---------------------

      On June 16, 1997, the Company entered into a $125,000 line of credit arrangement with a bank with such credit line carrying an interest rate on outstanding balances of two percent above the prevailing prime rate of a major bank. The Company paid no commitment fee for the arrangement of the line of credit. This line of credit is secured pursuant to a guarantee agreement between Venture Funding, Ltd. ("Venture"), a significant shareholder of the Company and

                                 WAVEMAT, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)


      the lending bank. The Company has drawn $125,000 against this line of credit and has accrued $510 of interest pertaining to this obligation at an interest rate of 10.50 percent as of June 30, 1997. The amounts borrowed pursuant to this line of credit are payable by the Company as of October 14, 1997.



(4)   SHORT TERM BORROWINGS - AFFILIATE
      ---------------------------------

      On April 7, 1994, the Company finalized a $350,000 revolving Line of Credit Promissory Note with Growth Funding, Ltd. ("Growth"), a wholly-owned subsidiary of Venture, a significant shareholder of the Company, with such credit line carrying an interest rate on outstanding balances of 2 percent above the prevailing prime rate of a major bank with such interest rate ranging from 8.25 percent per annum to 10.75 percent annum for the period of April 7, 1994 through June 30, 1997. The Company had utilized this entire line of credit during 1994. Amounts borrowed pursuant to this line of credit are payable by the Company on demand. The Company made payments of $12,000 in 1995, reducing the line of credit Promissory Note to $338,000. In addition, this Promissory Note is to be repaid, pursuant to an Agreement between the Company and Norton Diamond Film Division ("Norton") of Saint-Gobain/Norton Industrial Ceramics Corporation, an affiliate of the Company, dated August 9, 1994, in which Norton agreed to waive their standard 20% discount from the prevailing list price for its purchases from the Company provided this 20% discount is used to first repay accrued interest and then principal owing on the outstanding balance to Venture until the balance is repaid in full.

      On August 18, 1994, the Company issued a Convertible Debenture ("Debenture") to Growth, for the principal amount of $724,575 with the interest accruing on the outstanding balance at a rate of 2 percent above the prime rate of a major bank with such rate ranging from 9.75 percent per annum to 11.00 percent per annum for the period from August 12, 1994 through June 30,1997. The Debenture amount of $724,575 represents amounts owed by the Company to Venture in relation to a promissory note($125,000), plus related accrued interest ($23,603), deferred compensation ($261,139), accrued royalties ($212,591), and other miscellaneous liabilities ($102,242). The Debenture has an exercise price of $.5630 per share of common stock.

                                 WAVEMAT, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

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

      On December 1, 1994, the Company entered into a $100,000 line of credit arrangement evidenced by a promissory note with Growth. The amounts borrowed pursuant to this line of credit are payable by the Company on demand. The Company has utilized $100,000 of the line of credit by December 31, 1995. The applicable interest rate is at 2 percentage points above the prime rate of a major bank with such interest rates ranging from 9.75 percent per annum to 10.5 percent per annum for the period ending June 30, 1997.

      On January 4, 1995, the Company entered into a line of credit arrangement evidenced by a promissory note with Growth. The amounts borrowed pursuant to this line of credit are payable on demand. The Company has drawn $1,231,590 on this line of credit as of June 30, 1997. The Company made payments of $35,500 during the quarter, reducing the line of credit note balance. The applicable interest rate is 2 percentage points above the prime rate of a major bank with such interest rates ranging from
      10.25 percent per annum to 11.00 percent per annum for the period from January 4, 1995 through June 30, 1997.

      On December 31, 1996, the Company entered into a $25,000 line of credit arrangement evidenced by a promissory note with Growth. The amounts borrowed pursuant to the line of credit are payable by the Company on demand. The Company had drawn $25,000 on this line of credit in 1996. The applicable interest rate is at 2 percentage points above the prime rate rate of a major bank with such interest rate ranging from
      10.25 percent per annum to 10.50 percent per annum for the period from December 3, 1996 through June 30, 1997.

      On   December 20, 1996, the Company entered into $3,500 line of credit arrangement evidenced by a promissory note with Growth. The amounts borrowed pursuant to the line of credit are payable by the Company on demand. The Company had utilized $3,500 of the line of credit in 1996. The applicable interest rate is at 2 percentage points above the

                                 WAVEMAT, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)


      prime rate of a major bank with such interest rate ranging from 10.25 percent per annum to 10.50 percent per annum for the period from December 20, 1996 through June 30, 1997.

      On   January 9, 1997, the Company entered into a $3,500 line of credit arrangement evidenced by a promissory note with Growth. The amounts borrowed pursuant to the line of credit are payable by the Company on demand. The Company had utilized $3,500 of the line of credit by March 31, 1997. The applicable interest rate is at 2 percentage points above the prime rate of a major bank with such interest rate ranging from 10.25 percent per annum to 10.50 percent per annum for the period from January 9, 1997 through June 30, 1997.





(5)   COMMITMENTS AND CONTINGENCIES
      -----------------------------

      GOING CONCERN
      -------------

      The Company has incurred operating losses and generated cash flow deficits from operating activities since inception, therefore, the Company's ability to continue as a going concern is contingent upon its ability to raise additional funds to support its activities.

      The Company is relying on sales of its microwave processing systems to provide additional working capital. The Company is also continuously evaluating acquisitions of technologies and/or entities owning such technologies which are compatible to the Company's business strategies with the intention of increasing the Company's revenue generating capabilities. In addition, the Company is continuing to seek capital from various sources of funding such as additional term loans, lines of credit, corporate partners and sales of equity securities. However, there is no assurance that the required amount of additional funds can be raised.
                                       8

                                 WAVEMAT, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
        ---------------------------------------------------------

RESULTS OF OPERATIONS
---------------------

THE SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO THE SIX MONTHS
-----------------------------------------------------------------
ENDED JUNE 30, 1996
-------------------


Operating loss declined during the 1997 quarter as a result of significant decline in operating expenses and, to a lesser extent, an increase in operating revenue.

Operating revenue increased slightly during the 1997 quarter as a result of higher sponsored contract research and development activities.

Operating expenses decreased primarily as a result of significantly lower cost of sales, and selling, general and administrative expenses more than
offsetting higher research and development expenses.   Lower cost of sales and
royalty expenses reflect lower microwave processing system sales. The increase in research and development expense reflects increased sponsored and non-sponsored research and development activities. The decline in selling, general and administrative expenses resulted primarily from temporarily lower salary and benefit costs.

Net loss declined significantly as a result of the decline in operating loss mentioned above. The other expenses, net recognized for the quarter ended June 30, 1997 increased significantly compared to June 30, 1996 due to higher interest expense.


FINANCIAL CONDITION
-------------------

JUNE 30, 1997 COMPARED TO DECEMBER 31, 1996
-------------------------------------------


The Company continued to have difficulty meeting its cash requirements during the six months of 1997. For the six months ended June 30, 1997, the Company continued to defer payment of all or a portion of compensation of certain management personnel to conserve cash for operating purposes. Deferred compensation costs of the Company amounted to $212,810 as of June 30, 1997.
The Company was also in arrears pertaining to other obligations in the amount of $235,640 as of June 30,1997.

Obligations which the Company met during the six months of 1997 were satisfied through sales of the Company's microwave processing systems and contracted research and development

                                 WAVEMAT, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)


activities, customer deposits, lines of credit and short-term borrowings.


As indicated in Note 4 to the Financial Statements, the Company has incurred operating losses and generated cash flow deficits from operating activities since its inception, therefore, the Company's ability to continue as a going concern is contingent upon its ability to raise additional funds to support its activities. At June 30, 1997, the Company had a negative working capital position of $3,368,500 compared to a negative working capital position of $3,004,700 at December 31, 1996.

The Company is attempting to generate working capital through the sale of its microwave processing systems and through its contract research and development activities. As of June 30, 1997, the Company had a backlog of open sales orders, net, of customer deposits, amounting to $198,000. Subject to various qualifications and assuming no change in delivery dates or in the shipment of orders in the normal course of business, management expects, although there can be no assurance, to ship all of the above mentioned backlog and collect the applicable cash proceeds during 1997.

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

ITEM 5.      OTHER INFORMATION
-------      -----------------

In consideration of the Company pursuing the acquisition of the exclusive license agreement from Norton Diamond Film Division ("Norton"), an affiliate of the Company, Michigan State University ("MSU"), an affiliate of the Company, rescinded its notices of default to the Company until August 26, 1997 provided the Company enters into an agreement with "Norton" as outlined in a payment plan modification agreement (December 6, 1996) between Wavemat Inc. and ("MSU"), an affiliate of the Company.

                                 WAVEMAT, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)





ITEM 6.               EXHIBITS AND REPORTS ON FORM 8-K
-------               --------------------------------

                      (a)  Exhibits - Ex. 27 Financial Data Schedule

                      (b)  Reports on Form 8-K:

                           No reports on Form 8-K have been filed during the Quarter ended June 30,1997.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                              WAVEMAT INC.
                                               REGISTRANT



Date:  August 19, 1997              BY: /s/ Monis Schuster
                                       ------------------------------
                                    Monis Schuster, Chairman of the
                                    Board and Chief Executive Officer
                                    (Principal Operating Officer)


Date: August 19, 1997               BY: /s/ Sharon K. Zitnik
                                       -------------------------------------
                                    Sharon K. Zitnik, Vice President
                                    Treasurer, Secretary and Chief Financial
                                    Officer (Principal Financial Officer)

                              INDEX TO EXHIBITS

EXHIBIT NO.                                   DESCRIPTION
-----------                                   -----------

   27                                         Financial Data Schedule