Form 10QSB
period 1997-09-30
WAVEMAT INC
filed 1997-11-19
CIK 803957

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE SECURITIES ACT OF 1934.

For  the quarterly period ended September 30, 1997.

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE
          ACT.

For  the transition period from                     to
                                -------------------    --------------------


                        Commission file number: 0-16919

                                WAVEMAT INC.
----------------------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)



                   DELAWARE                       38-2512387
----------------------------------------------------------------------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                   Identification No.)



44191 PLYMOUTH OAKS BLVD, STE. 100, PLYMOUTH, MICHIGAN   48170
----------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

                               (313) 454-0020
----------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X   No
                                     ---     ---
     As of September 29, 1997, the registrant had 10,182,125 shares of its Common Stock, $.01 par value outstanding.

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

                                  WAVEMAT INC.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                 For the Three Months            For the Nine Months
                                                  Ended September 30,            Ended September 30,
                                                  1997           1996           1997             1996
OPERATING REVENUE:                           -------------  -------------  ---------------  --------------
 Microwave processing system sales                 $22,013       $146,391         $135,607        $227,180
 Microwave processing system sales
  - affiliate                                      -              -              -                  17,306
 Contract research and development
  - affiliate                                       50,000        -                100,000        -
                                             -------------  -------------  ---------------  --------------
  Total operating revenue                           72,013        146,391          235,607         244,486
                                             -------------  -------------  ---------------  --------------
OPERATING COSTS AND EXPENSES:
 Cost of sales                                      42,884         84,014          136,826         169,185
 Research and development                           16,307         18,935           57,780          67,369
 Selling, general and administrative               143,308        182,544          440,971         525,676
 Royalty expense - affiliate                       -              -                  5,583          12,992
                                             -------------  -------------  ---------------  --------------
  Total operating costs and expenses               202,499        285,493          641,160         775,222
                                             -------------  -------------  ---------------  --------------
 Operating loss                                   (130,486)      (139,102)        (405,553)       (530,736)

OTHER INCOME (EXPENSE):
 Miscellneous income                                 1,688        -                  5,085        -
 Interest income                                        37             31               76             110
 Interest expense                                   (6,408)         1,720           (5,802)         (1,331)
 Interest expense - affiliate                      (50,397)       (40,942)        (144,962)       (112,750)
                                             -------------  -------------  ---------------  --------------
  Other expense,  net                              (55,080)       (39,191)        (145,603)       (113,971)
                                             -------------  -------------  ---------------  --------------
  NET LOSS                                       ($185,566)     ($178,293)       ($551,156)      ($644,707)
                                             -------------  -------------  ---------------  --------------
NET LOSS PER SHARE OF
 COMMON STOCK                                       ($0.02)        ($0.02)          ($0.05)         ($0.06)
                                             -------------  -------------  ---------------  --------------
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                             10,182,125     10,182,125       10,182,125      10,182,125
                                             =============  =============  ===============  ==============


        The accompanying notes are an integral part of these statements.

                                  WAVEMAT INC.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                         For the Nine Months
                                                         Ended September 30,
                                                     ----------------------------
                                                        1997             1996
                                                     ----------      ------------
CASH, BEGINNING OF PERIOD                            $     ---         $     ---
                                                     ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                          (551,156)         (644,707)
    Adjustments to reconcile net loss
     to net cash provided by (used in) operating
     activities:
       Depreciation and amortization                    41,138            41,595
     Changes in current assets and liabilities:
       Accounts receivable                               7,163             7,906
       Inventory                                      (153,323)           43,296
       Prepaid expenses                                   (540)            2,469
       Bank overdraft                                  (61,783)           (1,512)
       Short-term borrowings                           125,000               ---
       Short-term borrowings - affiliate               245,600           369,200
       Accounts payable                                178,837           (47,052)
       Accounts payable - affiliate                      7,207            14,267
       Accrued liabilities                             217,760           297,475
       Customer deposits                                (4,149)           (9,665)
       Customer deposits - affiliate                   (25,600)              ---
                                                     ---------         ---------
Net cash provided by operating activities               26,154            73,272

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of equipment and leasehold
         improvements                                  (12,862)          (42,630)
       Increase in deferred patent costs               (13,292)          (30,642)
                                                     ---------         ---------
Net cash used in investing activities                  (26,154)          (73,272)

CASH FLOWS FROM FINANCING ACTIVITIES:
                                                           ---               ---
                                                     ---------         ---------
Net cash used in financing activities                      ---               ---
                                                     ---------         ---------
INCREASE IN CASH                                           ---               ---
                                                     ---------         ---------
CASH, END OF PERIOD                                  $     ---         $     ---
                                                     ---------         ---------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       Interest payments                             $   1,139         $     694
                                                     =========         =========

        The accompanying notes are an integral part of these statements.

                                  WAVEMAT INC.
                        STATEMENT OF FINANCIAL POSITION
                                  (Unaudited)



                             ASSETS                                      SEPTEMBER 30,
                                                                              1997
                                                                       --------------
CURRENT ASSETS:
  Accounts receivable                                                  $       12,313
  Inventory                                                                   214,524
  Prepaid expenses                                                              4,938
                                                                        --------------
    Total current assets                                                      231,775

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net of accumulated
  depreciation and amortization of $596,355                                    66,921
LICENSE AGREEMENT, net of accumulated amortization
  of $20,625                                                                   15,647
PURCHASED TECHNOLOGY, net of accumulated amortization
  of $101,562                                                                 223,438
DEFERRED PATENT COSTS -affiliate                                              192,209
OTHER ASSETS                                                                   18,504
                                                                        --------------
    Total assets                                                       $      748,494
                                                                        ==============
             LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
  Bank overdraft                                                       $       33,918
  Short-term borrowings                                                       125,000
  Short-term borrowings - affiliate                                         1,928,665
  Accounts payable                                                            481,552
  Accounts payable - affiliate                                                 65,319
  Accrued liabilities                                                       1,003,423
  Customer deposits                                                            31,965
  Customer deposits - affiliate                                               102,643
                                                                        --------------
    Total current liabilities                                               3,772,485

SHAREHOLDERS' DEFICIT:
  Preferred stock, $.10 par value, 1,000,000 shares authorized and 4,000 shares ($399,600 aggregate liquidation preference)
    issued and outstanding                                                    400,000
  Common stock, $.01 par value, 20,000,000 shares authorized and
    10,182,125 shares issued and outstanding                                  101,821
  Additional paid-in capital                                                4,677,174
  Accumulated deficit                                                      (8,202,986)
                                                                        --------------
      Shareholders' deficit                                                (3,023,991)
                                                                        --------------
    Total liabilities and shareholders' deficit                        $      748,494
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

(2)   DETAILS TO STATEMENTS OF FINANCIAL POSITION

      Inventory consisted of the following:
                                                September 30, 1997
                                                ------------------

      Raw materials                                 $  33,886
      Consignment                                      24,400
      Work-in-process                                 156,238
                                                    ---------
                                                    $ 214,524
                                                    ---------


      A summary of Accrued Liabilities follows:
                                                September 30, 1997
                                                ------------------


      Accrued legal & audit                         $    37,088
      Royalties - affiliate                              55,434
      Commissions                                        60,391
      Accrued Payroll                                    81,141
      Deferred compensation                             229,279
      Accrued interest-affiliate                        426,696
      Other                                             113,394
                                                    -----------
                                                    $ 1,003,423
                                                    -----------



(3)  LICENSE AGREEMENT

      On September 30, 1997, the Company failed to comply with the terms of the Exclusive License Agreement between Wavemat, Inc. and Michigan State University ("MSU"), an affiliate of the Company, originally dated January 15, 1998, as amended from time to time and by a payment plan modification agreement dated December 6, 1996 as amended from time to time. (See Item 5 - Other Information - to the Financial Statements).

                                WAVEMAT, INC.
                        NOTES TO FINANCIAL STATEMENTS
                                 (UNAUDITED)


(4)   SHORT TERM BORROWINGS

      On June 16, 1997, the Company entered into a $125,000 line of credit arrangement with a bank with such credit line carrying an interest rate on outstanding balances of two percent above the prevailing prime rate of a major bank. The Company paid no commitment fee for the arrangement of the line of credit. This line of credit is secured pursuant to a guarantee agreement between Venture Funding, Ltd. ("Venture"), a significant shareholder of the Company and the lending bank. The Company has drawn $125,000 against this line of credit and has accrued $3,865 of interest pertaining to this obligation at an interest rate of 10.50 percent as of September 30, 1997. The amounts borrowed pursuant to this line of credit were payable by the Company as of October 14, 1997, but was extended to November 30, 1997.



(5)   SHORT TERM BORROWINGS - AFFILIATE

      On April 7, 1994, the Company finalized a $350,000 revolving Line of Credit Promissory Note with Growth Funding, Ltd. ("Growth"), a wholly-owned subsidiary of Venture, a significant shareholder of the Company, with such credit line carrying an interest rate on outstanding balances of 2 percent above the prevailing prime rate of a major bank with such interest rate ranging from 8.25 percent per annum to 10.75 percent annum for the period of April 7, 1994 through September 30, 1997. The Company had utilized this entire line of credit during 1994. Amounts borrowed pursuant to this line of credit are payable by the Company on demand. The Company made payments of $12,000 in 1995, reducing the line of credit Promissory Note to $338,000. In addition, this Promissory Note is to be repaid, pursuant to an Agreement between the Company and Norton Diamond Film Division ("Norton") of Saint-Gobain/Norton Industrial Ceramics Corporation, an affiliate of the Company, dated August 9, 1994, in which Norton agreed to waive their standard 20% discount from the prevailing list price for its purchases from the Company provided this 20% discount is used to first repay accrued interest and then principal

                                WAVEMAT, INC.
                        NOTES TO FINANCIAL STATEMENTS
                                 (UNAUDITED)


      owing on the outstanding balance to Venture until the balance is repaid in full.

      On August 18, 1994, the Company issued a Convertible Debenture ("Debenture") to Growth, for the principal amount of $724,575 with the interest accruing on the outstanding balance at a rate of 2 percent above the prime rate of a major bank with such rate ranging from 9.75 percent per annum to 11.00 percent per annum for the period from August 12, 1994 through September 30,1997. The Debenture amount of $724,575 represents amounts owed by the Company to Venture in relation to a promissory note($125,000), plus related accrued interest ($23,603), deferred compensation ($261,139), accrued royalties ($212,591), and other miscellaneous liabilities ($102,242). The Debenture has an exercise price of $.5630 per share of common stock.

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

      On December 1, 1994, the Company entered into a $100,000 line of credit arrangement evidenced by a promissory note with Growth. The amounts borrowed pursuant to this line of credit are payable by the Company on demand. The Company has utilized $100,000 of the line of credit by December 31, 1995. The applicable interest rate is at 2 percentage points above the prime rate of a major bank with such interest rates ranging from 9.75 percent per annum to 10.5 percent per annum for the period ending September 30, 1997.

      On January 4, 1995, the Company entered into a line of credit arrangement evidenced by a promissory note with Growth. The amounts borrowed pursuant to this line of credit are payable on demand. The Company has drawn $1,334,090 on this line of credit as of September 30, 1997. The applicable interest rate is 2 percentage points above the prime rate of a major bank with such interest rates ranging from 10.25 percent per annum to 11.00 percent per annum for the period from January 4, 1995 through September 30, 1997.

                                WAVEMAT, INC.
                        NOTES TO FINANCIAL STATEMENTS
                                 (UNAUDITED)

      On December 3, 1996, the Company entered into a $25,000 line of credit arrangement evidenced by a promissory note with Growth. The amounts borrowed pursuant to the line of credit are payable by the Company on demand. The Company had drawn $25,000 on this line of credit in 1996. The applicable interest rate is at 2 percentage points above the prime rate rate of a major bank with such interest rate ranging from
      10.25 percent per annum to 10.50 percent per annum for the period from December 3, 1996 through September 30, 1997.

      On December 20, 1996, the Company entered into $3,500 line of credit arrangement evidenced by a promissory note with Growth. The amounts borrowed pursuant to the line of credit are payable by the Company on demand. The Company had utilized $3,500 of the line of credit in 1996. The applicable interest rate is at 2 percentage points above the prime rate of a major bank with such interest rate ranging from 10.25 percent per annum to 10.50 percent per annum for the period from December 20, 1996 through September 30, 1997.

      On January 9, 1997, the Company entered into a $3,500 line of credit arrangement evidenced by a promissory note with Growth. The amounts borrowed pursuant to the line of credit are payable by the Company on demand. The Company had utilized $3,500 of the line of credit by March 31, 1997. The applicable interest rate is at 2 percentage points above the prime rate of a major bank with such interest rate ranging from 10.25 percent per annum to 10.50 percent per annum for the period from January 9, 1997 through September 30, 1997.





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

      The Company is relying on sales of its microwave processing systems to provide additional working capital. The Company

                                WAVEMAT, INC.
                        NOTES TO FINANCIAL STATEMENTS
                                 (UNAUDITED)


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

                                WAVEMAT, INC.
                        NOTES TO FINANCIAL STATEMENTS
                                 (UNAUDITED)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996

Operating loss declined slightly during the 1997 quarter and significantly for the nine-month period as a result of a substantial decline in operating costs and expenses, more than off-setting the decline in operating revenue.

Operating revenue declined because of significant decrease in microwave processing system sales for the three month period and to a lesser extent for
the nine-month period.   Microwave process system orders have been
negatively impacted by the fact that the Company is in the process of establishing an international market for its products. Contract research and development revenue increased as a result of increased sponsored research and development activity. Operating expenses decreased significantly primarily as a result of lower cost of sales, research and development activities and selling, general and administrative expense.

The decline in cost of sales was attributable to lower microwave processing system sales mentioned above. The increase in gross margin were the result of under utilized capacity. Research and development expenses declined slightly due to lower non-sponsored research activities performed by the Company. Selling, general and administrative expenses declined due to lower promotional and sales administrative expenses. Royalty expense decreased for the nine-month period because of lower sales activity.

Net loss increased for the 1997 quarter as a result of the increased other expense, net due to higher borrowing and related interest cost. Net loss declined for the 1997 nine-month period as the result of the decrease in operating loss mentioned above.





FINANCIAL CONDITION

SEPTEMBER 30, 1997 COMPARED TO DECEMBER 31, 1996

                                WAVEMAT, INC.
                        NOTES TO FINANCIAL STATEMENTS
                                 (UNAUDITED)


The Company continued to have difficulty meeting its cash requirements and obligations during the nine months of 1997. For the nine months ended September 30, 1997, the Company continued to defer payment of all or a portion of compensation of certain management personnel to conserve cash for operating purposes. Deferred compensation costs of the Company amounted to $229,279 as of September 30, 1997. The Company was also in arrears pertaining to other obligations in the amount of $257,536 as of September 30, 1997.

Obligations which the Company met during the three months of 1997 were satisfied through sales of the Company's microwave processing systems and contracted research and development activities, customer deposits, lines of credit and short-term borrowings.

As indicated in Note 6 to the Financial Statements, the Company has incurred operating losses and generated cash flow deficits from operating activities since its inception, therefore, the Company's ability to continue as a going concern is contingent upon its ability to raise additional funds to support its activities. At September 30, 1997, the Company had a negative working capital position of $3,540,710 compared to a negative working capital position of $3,004,700 at December 31, 1996.

The Company is attempting to generate working capital through the sale of its microwave processing systems and through its contract research and development activities. As of September 30, 1997, the Company had a backlog of open sales orders, net, of customer deposits, amounting to $201,678. Subject to various qualifications and assuming no change in delivery dates or in the shipment of orders in the normal course of business, management expects, although there can be no assurance, to ship all of the above mentioned backlog and collect the applicable cash proceeds during 1997.

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

                                WAVEMAT, INC.
                        NOTES TO FINANCIAL STATEMENTS
                                 (UNAUDITED)

partners and equity financing. However, there is no assurance that the required amount of additional funds can be raised.


ITEM 5. OTHER INFORMATION

On October 30, 1997, the Company was notified by MSU of being in failure to comply with the terms of the License Agreement originally dated January 15, 1988, as amended from time to time and the payment plan letter agreement between the Company and MSU, dated December 6, 1996, as amended from time to time.

On November 7, 1997, Venture Funding Ltd., an affiliate of the Company, which had unconditionally guaranteed the December 6, 1996 letter agreement, made a payment of $136,080 relating to patent and royalty obligations owed by the Company in order to be in compliance with the above mentioned agreements with MSU.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a) Exhibits - Ex. 27 Financial Data Schedule

            (b) Reports on Form 8-K:

                No reports on Form 8-K have been filed during the Quarter ended September 30,1997.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         WAVEMAT INC.
                                          REGISTRANT



Date:  November 19, 1997      BY: /s/ Monis Schuster
                                 ----------------------------------------
                              Monis Schuster, Chairman of the
                              Board and Chief Executive Officer
                              (Principal Operating Officer)


Date: November 19, 1997       BY: /s/ Sharon K. Zitnik
                                 ----------------------------------------
                              Sharon K. Zitnik, Vice President
                              Treasurer, Secretary and Chief Financial
                              Officer (Principal Financial Officer)

                                EXHIBIT INDEX


EXHIBIT NO.                                    DESCRIPTION
-----------                                    -----------
EX-27                                          Financial Data Schedule