Form 10KSB40
period 1997-12-31
WAVEMAT INC
filed 1998-04-15
CIK 803957

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                 FORM 10-KSB

/X/ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended       DECEMBER 31, 1997
                                  ---------------------

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                    to
                                    -----------------     ----------------

     Commission file number           0-16919
                              ---------------------

                                WAVEMAT INC.
              ------------------------------------------------
               (Name of small business issuer in its charter)

            DELAWARE                               38-2512387
     -------------------------------       -----------------------------
     (State or other jurisdiction of             (I.R.S. Employer
     incorporation or organization)             Identification No.)


     44191 PLYMOUTH OAKS BLVD., SUITE 100, PLYMOUTH, MICHIGAN  48170
    -------------------------------------------------------------------
     (Address of principal executive offices)             (Zip Code)

     Issuer's telephone number   (313) 454-0020
                               ---------------------------

     Securities registered under Section 12(b) of the Exchange Act:

     Title of each class              Name of each exchange on
                                         which registered
              NONE
     ------------------------        --------------------------

     Securities registered pursuant to Section 12(g) of the Act:

                        COMMON STOCK, $.01 PAR VALUE
                   --------------------------------------
                              (Title of class)

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

     Issuer's revenues for its most recent fiscal year --  $465,251.

     The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant as of March 12, 1998, computed by reference to the average closing bid and asked prices of the Company's common stock on the OTC Bulletin Board ("Pink Sheets") on that date was $96,622.

     On March 12, 1998, there were 10,182,125 shares of the Registrant's Common Stock, $.01 par value issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

The following document (or portions thereof) has been incorporated by reference in this Annual Report on Form 10-KSB: (1) Proxy Statement for 1998 Annual Meeting of Shareholders (Part III) and (2) Current Report on Form 8-K, dated November 9, 1992, as amended, (Part II, Item 8).

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

Microwave research in the use of ECR plasmas for semiconductor process applications has been conducted over the past ten years. Despite the known advantages of ECR plasma processing: low substrate damage and the ability to process at much lower temperatures, difficulties still exist with the process uniformity and the ability to cover large wafers. Management has believed that the Company's ECR technology, Microwave Plasma Disk Reactor ("MPDR(R)"), contains inherent patented concepts that provide the advantages of ECR processing while eliminating the apparent disadvantages. This was demonstrated in 1994 by two major microelectronic device manufacturers, who used the MPDR ECR plasma source to fabricate "state-of-the-art" devices on large wafers.
This plasma source design offers significant advantages over other fixed cavity plasma sources, which must utilize external adjustments and large electromagnets requiring large amounts of electrical power to operate. The Company has an exclusive worldwide license with Michigan State University for this ECR device, which is distinguished as being the only United States based patented proprietary design. See "License Agreement".

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

During the past year, the Company developed the MPDR(R) 4325i ECR plasma processing systemm to address the needs of the semiconductor etch market. In the area of gallium nitride (GaN) film growth, the Company developed a boron nitride accessory package for the MPDR(R) 610i which increases growth rates and enhances film uniformity.

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

To address the needs of current thermal processing research, the Company provides two research systems, the MCR 1100 and 2200. These are designed for low temperature composites curing and high temperature ceramics sintering, respectively. Furthermore, the CMPR(TM) 250 was developed to provide a controlled environment throughout the process cycle which is necessary in many thermal process applications. The CMPR(TM) 250 technology has been applied to warm-compaction powder metallurgy. This process requires precise heating of metallic powders, which are then compressed to near solid densities. The Company's technology has been used to design and manufacture a metal powder microwave heater for preheating the metal powder prior to compaction. The Company has developed a coaxial microwave system for solid materials processing with features including an autotuning module, dielectric property and electric field measurements. The resonant cavity central to the system configuration has been well-documented in literature as providing the most accurate and reliable measurements of dielectric properties.


                                  COMPETITION

The primary factor of competition in relationship to the Company's microwave products is process performance. It is management's opinion that the selection of the Company's product by a customer is based upon the efficiency and performance of the Company's microwave technologies in relation to conventional microwave plasma products, diamond and diamond-like deposition equipment, or thermal processing equipment of competitors. In addition, such factors as price, service and support, previous history with the customer's application, and product quality are important considerations of customers in selecting the Company's instruments and related services. Corporations and institutions with greater resources than the Company may, therefore, have a significant competitive advantage over the Company.

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


                            RESEARCH AND DEVELOPMENT

The research and development activities of the Company during the two years ending December 31, 1997, were the development of diamond and diamond-like thin film deposition equipment and processes, ECR plasma and ion sources, and advanced metallic-powder thermal processing. The Company also incorporated its sources into complete turnkey systems, and developed accessory packages to enhance the performance of the plasma processing sources.

During 1997 and 1996, the Company had no customer-sponsored research and development.

The Company recognized $125,000 of deferred customer sponsored research from prior years.

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

                                   EMPLOYEES

At December 31, 1997, the Company employed 5 full-time employees. Growth also provides certain administrative services to the Company. See Note 9 to the Financial Statements.

ITEM 2.  DESCRIPTION OF PROPERTY.

The Company is presently leasing office and manufacturing space in Plymouth, Michigan under a renewed lease agreement covering the period of July 1, l996 through June 30, 1999. See Note 10 to the Financial Statements. The Company through a third amendment agreement dated November 7, 1997 to renew this lease covering the period from July 1, 1996 through June 30, 1999 under a lease renewal agreement.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1997.

                                    PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's common stock trades on the National Daily Quotation Survey ("Pink Sheets"), or the OTC Bulletin board, under the symbol "WVMT".

There are estimated to be 95 shareholders of record for the Company's common stock as of March 12, 1998. There are estimated to be 298 beneficial owners of the Company's common stock as of that date.

The Company has never paid cash dividends on its common stock and does not expect that cash dividends on common stock will be paid in the foreseeable future.

The high and low bid prices of the Company's common stock during the period of January 1, 1996 through December 31, 1997 are indicated below. The quotations indicated below represent interdealer quotations without retail markups, markdowns or commissions, and do not reflect actual transactions.

                                       High         Low
     Quarter Ended                      Bid         Bid
     --------------                   ------       -----
     March 31, 1997...........        $ 1/50       $1/5
     June 30, 1997............          1/50        1/5
     September 30, 1997.......          1/50        1/5
     December 31, 1997........          1/50        1/5

     March 31, 1996...........          1/16        1/4
     June 30, 1996............          1/16        1/4
     September 30, 1996.......          1/50        1/5
     December 31, 1996........          1/50        1/5



ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                             RESULTS OF OPERATIONS

1997 COMPARED TO 1996

Operating loss declined substantially as a result of significantly higher operating revenue despite an increase in operating expenses. The increase in operating revenue was attributable to higher microwave processing system sales, increased sponsored contract research and development activities.

Operating expenses increased significantly primarily as a result of incurrance of selling, general and administrative expenses due to certain employees who were extensively involved with technical functions, devoting a considerable amount of their time to selling and marketing activities during 1997 in comparison to 1996.

Cost of sales declined as a result of improved utilized capacity.

Research and development expenses decreased as a result of lower company non-sponsored activities performed in 1997. Royalty expense-affiliate increased as a result of increased sales of the Company's microwave processing systems.

In addition to the significant decrease in operating loss mentioned above, net loss was reduced in 1997 by significantly higher other income,

(net). Other income, (net) increased as a result of miscellaneous and interest income more than offsetting a significant increase in interest expense. The increase in miscellaneous income resulted from Growth Funding's write-off of $1,270,000 indebtedness and allowing the Company to recognize income. Higher Interest expense was incurred due to increased borrowing.


                        LIQUIDITY AND CAPITAL RESOURCES

The Company experienced extreme difficulty meeting its cash requirements during 1997. During 1997, the Company continued to defer payment of all or a portion of the compensation of certain management personnel to conserve cash for operating purposes. Deferred compensation costs of the Company amounted to $248,493 as of December 31, 1997. The Company was in arrears pertaining to other obligations in the amount of $135,118 as of December 31, 1997.

Obligations which the Company met were satisfied through sales of the Company's microwave processing systems, customer deposits and short term borrowings relating to lines of credit. (See Note 3 to the Financial Statements.)

The Company's operating activities provided $40,421 during 1997 compared to utilizing cash of $73,271 during 1996.

Investing activities utilized $40,421 during 1997 compared to $73,271 during 1996. Cash utilized during 1997 pertained to capital expenditures and increased deferred patent costs. The Company presently has no commitments relating to capital expenditures for 1998.

As indicated in Note 3 to the Financial Statements, the Company has incurred operating losses and generated cash flow deficits from operating activities since its inception, therefore, the Company's ability to continue as a going concern is contingent upon its ability to raise additional funds to support its activities. On December 31, 1997, the Company had a negative working capital position of $2,482,154 compared to a negative working capital position of $3,004,700 on December 31, 1996.

The Company is attempting to generate working capital through the sale of its microwave processing systems and through its contract research and development activities. As of December 31, 1997, the Company had a backlog of open sales orders, net of customer deposits, amounting to $81,007. Subject to various qualifications and assuming no change in delivery dates or in the shipment of orders in the normal course of business, management expects to ship all of the above mentioned backlog and collect the applicable cash proceeds during 1998.

The Company is attempting to generate working capital through the sale of its microwave processing systems and through its contract research and development activities. As of December 31, 1997, the Company had a backlog of open sales orders, net of customer deposits, amounting to $81,007. Subject to various qualifications and assuming no change in delivery dates or in the shipment of orders in the normal course of business, management expects to ship all of the above mentioned backlog and collect the applicable cash proceeds during 1998.

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

                                  PART III


ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
     PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The directors and executive officers of the Company are as follows:


                Name                    Age           Position
           --------------             -------     ---------------

           Monis Schuster (3)           67        Chairman of the Board and
                                                  Chief Executive Officer

           Eugene I. Schuster (1)(2)(3) 61        Acting President and Director

           Sharon K. Zitnik             52        Vice President, Treasurer,
                                                  Chief Financial Officer
                                                  & Secretary

           Raymond F. Decker            67        Director

_______________

(1)  Member of the Audit Committee
(2)  Member of the Compensation Committee
(3)  Member of the Executive Committee
           _________________________________________________________

                                   DIRECTORS

Monis Schuster, 67, a founder of the Company, has been Chairman of the Board of Directors of the Company since February 1993 and a Director of the Company from May 1985 until February 1993. He was serving as acting President of the Company during the August 1992 to June 1993 period. He had been Vice President of Corporate Development and General Counsel of the Company from October 1988 to August 1992 and served as Secretary from May 1989 until June 1993. He had been Vice President of the Company from May 1986 until September 1988. From 1983 to the present, he has been Vice President and Secretary of Venture Funding, Ltd.("Venture"), a private capital and business development firm, and its subsidiary, Growth Funding, Ltd ("Growth").

Eugene I. Schuster, 61, a founder of the Company, has been a Director of the Company since September 1985. Since September, 1994 he has also been serving as Acting President of the Company. Since February 1986, he has been Chairman of the Board of Directors, President and Chief Executive Officer of Quest BioTechnology, Inc., a development stage company, which was formed to acquire and commercialize biotechnological products and processes. Since May 1983, he has been Chairman of the Board, President and Chief Executive Officer of Venture and President of its subsidiary, Growth. Since January 1988, he has been a Vice President and Director of

Mega Financial Corp., a public company engaged in retail land sales and resort time sharing, and Chief Executive Officer of CELLEX BIOSCIENCES, Inc., formerly Endotronics, Inc. In May 1988, he became Chairman of the Board of Directors of CELLEX BIOSCIENCES, Inc., a company which designs, manufactures and markets mammalian cell culture instruments. Mr. Schuster served as Chairman of the Board of AM Diagnostics, Inc., which manufactured computerized automated blood chemistry equipment and the consumable diagnostic chemistries used in that equipment, during the period of September 1990 through October 1991, and he served as Director through November 1991.

Messrs. Eugene and Monis Schuster are brothers.

Norton, as holder of the Company's Convertible Preferred Stock, is entitled to elect one Director to the Company's Board of Directors, but at this time does not have anyone serving in this capacity.

In conjunction with an Investment Agreement entered into on August 19, 1994 with MSU, as long as the University (or any entity affiliated with the University) is the owner of at least 2.5% of the Company's outstanding common stock on a fully diluted basis, MSU shall be entitled, by notice given to the Company, to elect one director to the Company's Board of Directors. Effective October 27, 1995, Dr. Frederick H. Erbisch, 60, Director of Intellectual Property of Michigan State University, was elected to serve on the Company's Board of Directors. On October 28, 1996, Dr. Erbisch resigned from the Board of Directors. On November 18, l996, Dr. Erbisch agreed in principle to rejoin the Company's Board of Directors contingent with certain conditions being met. (See Note 3 of the Financial Statements.) As of December 31, 1997, ratification of his reappointment had not occurred, but will be addressed by the Board of Directors at some future date.

Dr. Raymond F. Decker, 67, is Chairman and Chief Financial Officer and founder of Thixomat, Inc., a technology transfer company specializing in semi-solid injection molding of magnesium alloys. Dr. Decker was re-elected to the Board of Directors on October 27, 1995. Prior to February 26, 1993, Dr. Decker has served on the Company's Board of Directors as well as being Vice President of New Technology for Wavemat, Inc. Dr. Decker is a member of the National Academy of Engineering and has served as past president of Applied Science Materials International (ASMI), the world's largest technical society in materials. He holds a Ph.D. in Metallurgical Engineering from the University of Michigan.

                               EXECUTIVE OFFICER

Sharon K. Zitnik, 52, has been Vice President, Treasurer, Secretary and Chief Financial Officer of the Company since February 11, 1994. She had been the Director of Finance for the Company from September 1989 until February 1994. She also served as Manager of Finance and Administration of the Company from August 1988 to September 1989. During the period of August 1983 through August 1988, she served as Assistant Controller of

Froude Engineering, Inc., a capital equipment company.

               COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Company is not aware of any report under Section 16(a) of the Securities Exchange Act of 1934 not timely filed during the year ended
December 31, 1997.

Item 10.  Executive Compensation.

SUMMARY COMPENSATION TABLE

     The table shown below sets forth the aggregate compensation incurred by the Company during the fiscal year ended December 31, 1997 on behalf of the Company's Chief Executive Officer and Acting President:



                                                                  Long Term Compensation
                                                               ---------------------------
                                                               Awards              Payouts
                                                              ---------            -------
                                     Annual Compensation      Restricted            LTIP        All Other
Name and Principal  Fiscal    --------------------------------    Stock                  Payouts        Compen-
Position            Year      Salary ($)  Bonus ($)  Other ($)   Awards ($)  Options(#)    ($)          sation($)
---------          -------    ---------   ---------  --------    ---------   ---------   -------         ---------
Monis Schuster        1997   $44,000(2)    --        --             --           --        --               --
 Chairman and
 Chief Executive
 Officer

Eugene I. Schuster    1997   $24,000(2)    --        --             --        6,000(3)     --               --
 Acting President
 Director (1)
-------------

(1) Effective September 2, 1994 Eugene I. Schuster assumed the position of Acting President and Chief Operating Officer.

(2) Due to extreme difficulty the Company experienced in meeting its cash requirements, the Company deferred all or a portion of certain executive officer's salaries during 1997. During 1997, the Company deferred payments of salary to Mr. Monis Schuster in the amount of $44,000 and Mr. Eugene Schuster in the amount of $24,000. At December 31, 1996, the Company owed Mr. Monis Schuster $127,523 and Mr. Eugene Schuster the amount of $64,616 in deferred payments.

(3) Represents options granted pursuant to the Incentive Stock Option Plan for Non-Employee Directors.

OPTION GRANTS DURING 1997 FISCAL YEAR

     The following table summarizes the options granted to the Chief Executive Officers of the Company during the fiscal year ended December 31, 1997:

                                   % of Total
                                  Options Granted                  Exercise
                    Options       to Non-Employee                  or Base
Name                Granted(#)    Directors in Fiscal Year          Price           Expiration Date
-----               ---------     -----------------------       -------------      ----------------
Eugene Schuster       6,000              50.0                       $0.1100           5-10-2007
Raymond Decker        6,000              50.0                       $0.1100           5-10-2007


OPTION EXERCISES DURING 1997 FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

     The named executive officers in the Summary Compensation Table did not exercise any options during fiscal 1997. The Company has no outstanding stock appreciation rights.


                                                                             Value of
                                                     Number of               Unexercised
                                                     Unexercised             In-the-Money
                                                     Options at              Options at
                     Shares                           12/31/97                 12/31/97
                     Acquired         Value          Exercisable/            Exercisable/
Name               on Exercise       Realized        Unexercisable           Unexercisable
----               ------------      --------        -------------           -------------
Monis Schuster         ---            ---             17,300 Exercisable         ---

Eugene I. Schuster     ---            ---             48,000 Exercisable         ---

                          INCENTIVE STOCK OPTION PLAN

The Company's Incentive Stock Option Plan, (the "ISO Plan"), adopted in December 1985 and expired in December 1995, provides for the grant to employees of the Company and its affiliates, of options to purchase up to 200,000 shares of the Company's common stock. The options generally vest after the second anniversary of the date of grant. Such options are intended to qualify as incentive stock options within the meaning of Section 422A of the Internal Revenue Code of 1954, as amended. The exercise price of the incentive stock options will not be less than the fair market value of the shares on the date of the incentive stock option grant as determined by the Compensation Committee of the Company's Board of Directors. The Compensation Committee has the authority in its discretion to determine the individuals to whom and the time or times at which options shall be granted and the number of shares to be issuable upon the exercise of each option, to interpret the plan, to prescribe, amend and rescind rules and regulations relating to the plan, to determine the term and provisions of respective option agreements and to make any and all other determinations deemed necessary or advisable for the administration of the plan. The Company's Board of Directors is considering the adoption of a renewal of the ISO Plan, but as of December 31, 1997, had not ratified a renewal of the plan.


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

As of December 31, 1997, 54,800 shares, net of forfeitures, were subject to grant pursuant to this plan at exercise prices per share ranging from $.2813 to $2.4063 per share.

Options which are forfeited are available for reissuance in accordance with this plan.

Options to purchase 54,800 shares were exercisable at December 31, 1997.

No options have been exercised to date under the Incentive Stock Option Plan.

                        NON-QUALIFIED STOCK OPTION PLAN

The Company's Non-qualified Stock Option Plan, (the "NQSO Plan"), adopted in December 1985, provides for the grant, to consultants and directors of the Company, of non-qualified options to purchase up to 200,000 shares of the Company's common stock. The NQSO Plan, which expired in December 1995, provides that the exercise price of the options will not be less than the fair market value of the shares on the date of the option grant as determined by the Compensation Committee of the Board of Directors. The options generally vest in equal annual installments over the three-year period from the date of grant and expire ten years after date of grant. The Compensation Committee has the authority in its discretion to determine the individuals to whom and the time or times at which options shall be granted and the number of shares to be issuable upon the exercise of each option, to interpret the plan, to prescribe, amend and rescind rules and regulations relating to the plan, to determine the term and provisions of respective option agreements and to make all other determinations deemed necessary or advisable for the administration of the plan. The Company's Board of Directors is considering the adoption of a renewal of the NQSO Plan, but as of December 31, 1997, had not ratified a renewal.

As of December 31, 1997, 43,000 shares were subject to grant pursuant to this plan at exercise prices per share ranging from $.3750 to $1.25 per share.

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

During 1997, options to purchase 6,000 shares of the Company's common stock were granted to Eugene Schuster and Raymond Decker respectively at an exercise price of $.1100 per share.

As of December 31, 1997, 138,000 shares were subject to grant pursuant to this plan at exercise prices per share ranging from $.1100 to $2.25 per share.

No options granted under the NEDSO Plan have been exercised to date.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
     MANAGEMENT.

Set forth below is information concerning stock ownership of the Company's Common Stock, $.01 par value ("Shares") of each person known by the Company to own beneficially 5% or more of the Shares, each director and officer and all directors and officers of the Company as a group, based upon the number of outstanding Shares as of March 12, 1998.


                                      Shares Subject
                                      to Purchase Upon
                                      the Exercise of
                                      Warrants, Stock
                                      Options & the
Name and Address          Shares      Conversion of
Of Beneficial          Beneficially   Convertible Pre-   Percentage
Owner                     Owned (1)   ferred Stock  (4)   of Total
---------------------------------------------------------------------------
Eugene I. Schuster
321 Fisher Bldg.
Detroit, MI 48202       7,447,522(2)       4,139,023          80.9%

Venture Funding, Ltd.
321 Fisher Bldg.
Detroit, MI 48202       7,404,522(2)       4,097,023          80.5%

Norton Diamond Film
One New Bond St.
Worcester, MA 01615     1,066,667            293,926(3)       13.0%

Michigan State Univ.
412 Administration Bldg.
East Lansing, MI 48224    670,989             66,666           7.2%

Monis Schuster
44191 Plymouth Oaks
Blvd., Suite 100
Plymouth, MI 48170      7,429,022(2)       4,114,323          80.7%

Sharon K. Zitnik
44191 Plymouth Oaks
Blvd., Suite 100
Plymouth, MI  48170         2,000            237,500           2.3%

Raymond F. Decker
717 East Huron
Ann Arbor, MI  48104       80,327             66,666           1.4%

All Directors and
officers as a group
(4 persons)             8,225,338          4,533,155          86.7%

-------------

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

(4) Includes Shares such persons have the right to purchase upon the exercise of outstanding stock options currently exercisable or exercisable within 60 days after March 12, 1998, and also includes Shares of Common Stock into which each Share of Convertible Preferred Stock could be presently converted.
               _________________________________________________


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

On April 7, 1994, the Company finalized a $350,000 revolving line of credit Promissory Note with Growth, a wholly-owned subsidiary of Venture, a significant shareholder of the Company, with such credit line carrying an interest rate on outstanding balances of 2 percent above the prevailing prime rate of a major bank with such interest rate ranging from 8.25 percent per annum to 10.75 percent per annum for the period of April 7, 1994 through December 31, 1997. The Company had utilized this entire line of credit during 1994. Amounts borrowed pursuant to this line of credit are payable by the Company on demand. The Company has made payments of $12,000 in 1995, reducing the line of credit Promissory Note to $338,000. In addition, this Promissory
Note is to be repaid, pursuant to an Agreement between the Company and Norton, dated August 3, 1994, in which Norton agreed to waive their standard 20% discount from the prevailing list price for its purchases from the Company provided this 20% discount is used to first repay accrued interest and then principal owing on the outstanding balance to Venture until the balance is repaid in full. In December, 1997 this revolving line of credit obligation was written off of Wavemat's books by Growth in order to strengthen the Company's position (See note 9 to Financial Statements.)

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

On December 1, 1994, the Company entered into a $100,000 line of credit arrangement evidenced by a promissory note with Growth. The amounts borrowed pursuant to this line of credit are payable by the Company on demand. The Company had utilized $100,000 of the line of credit by December 31, 1995. The applicable interest rate is at 2 percentage points above the prime rate of a major bank with such interest rate ranging from 9.75 percent per annum to 10.5 percent per annum for the period ending December 31, 1997. In December, 1997 this revolving line of credit obligation was written off of Wavemat's books by Growth in order to strengthen the Company's position. (See note 9 to Financial Statements.)

On January 4, 1995, the Company entered into a line of credit arrangement evidenced by a promissory note with Growth. The amounts borrowed pursuant to this line of credit are payable on demand. The Company has drawn $1,525,000 on this line of credit as of December 31, 1997. The applicable interest rate is 2 percentage points above the prime rate of a major bank with such interest rates ranging from 10.25 percent per annum to 11.00 percent per annum for the period from January 4, 1995 through December 31, 1997. In December, 1997, $832,000 of this revolving line of credit was written off of Wavemat's books by Growth in order to strengthen the Company's position. (See note 9 to Financial Statements.)

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

On December 3, l997, the Company entered into a $25,000 line of credit arrangement evidenced by a promissory note with Growth. The amounts borrowed pursuant to the line of credit are payable by the Company on demand. The Company had utilized $25,000 of the available line of credit on December 31, l996. The applicable interest rate is at 2 percentage points above the prime rate of a major bank with such interest being 10.25 percent per annum for l997.

On December 20, 1996, the Company entered into a $3,500 line of credit arrangement evidenced by a promissory note with Growth. The amounts borrowed pursuant to the line of credit are payable by the Company on demand. The Company had utilized $3,500 of the available line of credit on December 31, l996. The applicable interest rate is at 2 percentage points above the prime rate of a major bank with such interest being 10.25 percent per annum for l997.

On January 9, 1997, the Company entered into a $3,500 line of credit arrangement evidenced by a promissory note with Growth. The amounts borrowed pursuant to the line of credit are payable by the Company on demand. The Company had utilized $3,500 of the line of credit by March 31, 1997. The applicable interest rate is at 2 percentage points above the prime rate of a major bank with such interest rate ranging from 10.25 percent per annum to
10.50 percent per annum for the period from January 9, 1997 through December 31, 1997.

On June 16, 1997, the Company entered into a $125,000 line of credit arrangement with a bank with such credit line carrying an interest rate on outstanding balances of two percent above the prevailing prime rate of a major bank. The Company paid no commitment fee for the arrangement of the line of credit. This line of credit is secured pursuant to a guarantee agreement between Venture Funding, Ltd. ("Venture"), a significant shareholder of the Company and the lending bank. The Company has drawn $125,000 against this line of credit and has accrued $5,979 of interest pertaining to this obligation at an interest rate of 10.50 percent as of November 28, 1997. The amounts borrowed pursuant to this line of credit were extinguished by the Company on November
28, 1997.


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

On October 27, 1995, the Company's Board of Directors passed a resolution authorizing the issuance of warrants for 100,000 shares each of the Company's common stock at a exercise price of $.1563 per share to Raymond F. Decker and Michigan State University, a substantial shareholder of the Company. These warrants will vest in one-third amounts at the end of the first, second and third year of the terms of Raymond F. Decker and Michigan State University (Frederick H. Erbisch), or their successors as members of the Board of Directors. Vesting will occur so long as they are members of the Board of Directors. On December 31, 1997, 66,666 warrants were exercisable by Raymond
F. Decker and Michigan State University, respectively.

On October 27, 1995, the Company's Board of Directors passed a resolution authorizing the issuance of a warrant for 500,000 shares of the Company's common stock at an exercise price of $.1563 per share to Sharon Zitnik. These warrants will vest equally each year over a five year period, so long as Sharon Zitnik remains an employee of the Company. On December 31, 1997, 200,000 warrants were exerciseable by Ms. Zitnik.

On October 27, 1994, the Company's Board of Directors passed a resolution authorizing the issuance of a warrant for 100,000 shares of the Company's common stock at a exercise price of $.1563 per share to Robert Rudnick. These warrants will vest equally each year over a four year period, so long as Robert Rudnick remains an employee of the Company. On December 31, 1997, 50,000 warrants were exerciseable by Robert Rudnick.

The above warrants issued to Sharon Zitnik and Robert Rudnick were granted in consideration for exceptional contributions performed for the Company over the past several years.

On October 27, 1995, the Company's Board of Directors passed a resolution authorizing the issuance of a warrant for 100,000 shares of the Company's common stock at an exercise price of $.1563 per share to Dennis Schweiger, who has been working part-time and as a consultant for the Company. These warrants will vest equally over a four year period so long as he remains a consultant to the Company at the end of each year during the four year period. These warrants were granted in consideration for exceptional contributions performed for the Company. On December 31, 1997, 50,000 warrants were exerciseable by Dennis Schweiger.

On October 27, 1995, the Company's Board of Directors passed a resolution authorizing the issuance of a warrant for 2,000 shares of the Company's common stock at an exercise price of $.1563 per share to Gordon St. John. These warrants are immediately vested and can be exercised at any time over a five year period. These warrants were granted for exceptional service performed for the Company. On December 31, l997, 2,000 warrants were exerciseable by Gordon St. John.

                                    PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:


NUMBER OF
EXHIBIT                DESCRIPTION OF EXHIBIT
---------              --------------------------

 2(a)      Certificate of Ownership and Merging Wavemat, Inc. into University
           Science Partners, Inc. effective December 28, 1988.  (6)

 3(a)      Articles of Incorporation of the Company.  (1)

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

10(p)      Agreement, dated March 3, 1988, between Wavemat and Norton Company.
           (4)

10(x)      Research and Development Agreement, dated as of October 1, 1988, between Wavemat Inc. and Growth Funding, Ltd.  (6)

10(y)      Cross License Agreement, dated as of October 1, 1988, between
           Wavemat Inc. and Growth Funding, Ltd.  (6)

10(z)      Commercialization Agreement, dated as of October 1, 1988, between
           Wavemat Inc. and Growth Funding, Ltd. (7)

10(a)(f)   Incentive Stock Option Plan, as Amended, of the Company.  (12)

10(a)(g)   Non-Qualified Stock Option Plan, as Amended, of the Company.  (12)


NUMBER OF
EXHIBIT        DESCRIPTION OF EXHIBIT
---------  ----------------------------------------------------

10(a)(h)   Restated Agreement between the Company and Materials
           Science Partner, Inc. dated October 1, 1988.  (12)


10(a)(i)   Certificate of Designations, Preferences and Rights of Series A
           5-1/2% Convertible Preferred Stock.  (9)

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

NUMBER OF
EXHIBIT       DESCRIPTION OF EXHIBIT
---------  --------------------------

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

----------


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

ITEM 7. FINANCIAL STATEMENTS

                         INDEX TO FINANCIAL STATEMENTS

                                                       PAGE
                                                       ----
Statements of Operations for                            F-2
     Each of the Two Years
     in the Period Ended
     December 31, 1997

Statement of Financial Position                         F-3
     at December 31, 1997

Statements of Cash Flows                                F-4
     for Each of the Two
     Years in the Period Ended
     December 31, 1997

Statements of Shareholders'                             F-5
     Deficit for Each of the
     Two Years in the Period
     Ended December 31, 1997

Notes to Financial Statements                           F-6

                                  WAVEMAT INC.
                            STATEMENTS OF OPERATIONS



                                                  For the Years Ended
                                                     December 31,
                                           ---------------------------------
                                                1997              1996
                                             (Unaudited)       (Unaudited)
OPERATING REVENUE:                         ---------------   ---------------
 Microwave processing system sales               $340,251          $247,716
 Microwave processing system sales
  - affiliate                                      ---               17,306
 Contract research and development
  - affiliate                                     125,000            ---

                                           ---------------   ---------------
  Total operating revenue                         465,251           265,022
                                           ---------------   ---------------
OPERATING COSTS AND EXPENSES:
 Cost of sales                                    341,489           385,012
 Research and development                          65,002            90,761
 Selling, general and administrative              594,133           510,280
 Royalty expense - affiliate                       16,882            (7,913)
                                           ---------------   ---------------
  Total operating costs and expenses            1,017,506           978,140
                                           ---------------   ---------------
 Operating loss                                  (552,255)         (713,118)

OTHER INCOME (EXPENSE):
 Interest income                                      211               113
 Miscellaneous income                           1,270,000            ---
 Interest expense                                  (8,090)           (2,461)
 Interest expense - affiliate                    (200,357)         (156,067)
                                           ---------------   ---------------
  Other income (expense), net                   1,061,764          (158,415)
                                           ---------------   ---------------
  NET PROFIT (LOSS)                              $509,509         ($871,533)
                                           ===============   ===============
NET LOSS PER SHARE OF
 COMMON STOCK                                       $0.05            ($0.09)
                                           ===============   ===============
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                            10,182,125        10,182,125
                                           ===============   ===============


        The accompanying notes are an integral part of these statements.

                                  WAVEMAT INC.
                        STATEMENT OF FINANCIAL POSITION
                                  (Unaudited)



                               ASSETS                                            December 31,
                                                                                    1997
CURRENT ASSETS:                                                                ----------------
  Accounts receivable                                                          $        46,329
  Inventory                                                                            104,431
  Prepaid expenses                                                                       3,679
                                                                               ----------------
    Total current assets                                                               154,439

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net                                               76,335
LICENSE AGREEMENT, net                                                                  15,113
PURCHASED TECHNOLOGY, net                                                              216,667
DEFERRED PATENT COSTS - affiliate                                                      192,209
OTHER ASSETS                                                                            18,504
                                                                               ----------------
    Total assets                                                               $       673,267
                                                                               ================
                LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
  Bank overdraft                                                               $        10,706
  Short-term borrowings - affiliate                                                  1,110,190
  Accounts payable                                                                     333,751
  Accounts payable - affiliate                                                          66,402
  Accrued liabilities                                                                1,029,088
  Customer deposits                                                                      8,813
  Customer deposits - affiliate                                                         77,643
                                                                               ----------------
    Total current liabilities                                                        2,376,198

SHAREHOLDERS' DEFICIT:
  Preferred stock, $.10 par value, 1,000,000 shares authorized and 4,000 shares ($399,600 aggregate liquidation preference)
    issued and outstanding                                                             400,000
  Common stock, $.01 par value, 20,000,000 shares authorized and
   10,182,125 shares issued and outstanding                                            101,821
  Additional paid-in capital                                                         4,677,174
  Accumulated deficit                                                               (7,142,321)
                                                                               ----------------
      Shareholders' deficit                                                         (1,702,931)
                                                                               ----------------
    Total liabilities and shareholders' deficit                                $       673,267
                                                                               ================

        The accompanying notes are an integral part of these statements.

                                  WAVEMAT INC.
                            STATEMENTS OF CASH FLOWS


                                                         For the Years Ended
                                                             December 31,
                                                      ---------------------------
                                                          1997            1996
                                                      (Unaudited)      (Unaudited)
                                                      ------------     ----------
CASH, BEGINNING OF PERIOD                               $   ---          $   ---
                                                      ------------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                              509,509       (871,533)
    Adjustments to reconcile net loss
     to net cash provided by (used in) operating
     activities:
       Depreciation and amortization                       53,296         53,132
     Changes in current assets and liabilities:
       Accounts receivable                                (26,853)        38,480
       Inventory                                          (43,230)        54,529
       Prepaid expenses                                       719          1,330
       Bank overdraft                                     (84,995)        79,371
       Short-term borrowings -affiliate                  (572,875)       431,200
       Accounts payable                                    31,036        (51,825)
       Accounts payable - affiliate                         8,290         20,755
       Accrued liabilities                                243,425        296,009
       Customer deposits                                  (27,301)        21,823
       Customer deposits - affiliate                      (50,600)           ---
     Noncash expenses relating to capital contribution                       ---
                                                      ------------     ----------
Net cash provided by operating activities                  40,421         73,271
                                                      ------------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of equipment and leasehold
         improvements                                     (27,129)       (42,629)
       Increase in deferred patent costs                  (13,292)       (30,642)
                                                      ------------     ----------
Net cash (used in) provided by investing activities       (40,421)       (73,271)
                                                      ------------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:

                                                      ------------     ----------
Net cash provided by financing activities                   ---              ---
                                                      ------------     ----------
DECREASE IN CASH                                            ---              ---
                                                      ------------     ----------
CASH, END OF PERIOD                                     $   ---          $   ---
                                                      ============     ==========



       The accompanying notes are an integral part of these statements.

                                  WAVEMAT INC.
                      STATEMENTS OF SHAREHOLDERS' DEFICIT
                   FOR YEARS ENDED DECEMBER 31, 1996 AND 1997


                                        Preferred Stock                             Common Stock
                                   --------------------------   ---------------------------------------------------------

                                                                                                              Additional
                                    Number of                                    Number of                      Paid-in
                                      shares        Amount        Warrants         shares         Amount        Capital
                                   ------------   -----------   -------------   ------------   ------------   -----------
BALANCE AT DECEMBER 31, 1995             4,000      $400,000       4,102,000     10,182,125        101,822     4,677,174

 Net (loss) for 1996                    ---           ---            ---             ---            ---            ---
                                   ------------   -----------   -------------   ------------   ------------   -----------
BALANCE AT DECEMBER 31, 1996             4,000       400,000       4,102,000     10,182,125        101,822     4,677,174

 Net profit for 1997                    ---           ---            ---             ---            ---           ---
                                   ------------   -----------   -------------   ------------   ------------   -----------
BALANCE AT DECEMBER 31, 1997             4,000      $400,000       4,102,000     10,182,125        101,822     4,677,174
                                   ============   ===========   =============   ============   ============   ===========


                                                            Total
                                       Accumulated      Shareholders'
                                         Deficit           Deficit
                                       ------------     --------------
BALANCE AT DECEMBER 31, 1995         $  (6,780,297)   $    (1,601,301)

 Net (loss) for 1996                      (871,533)          (871,533)
                                     --------------   ----------------
BALANCE AT DECEMBER 31, 1996            (7,651,830)        (2,472,834)

 Net profit for 1997                       509,509            509,509
                                     --------------   ----------------
BALANCE AT DECEMBER 31, 1997         $  (7,142,321)   $    (1,963,325)
                                     ==============   ================





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

         FINANCIAL STATEMENT RECLASSIFICATION

Certain reclassifications have been made to the financial statements of prior years to conform to the 1997 presentation.

(2)   DETAILS TO STATEMENT OF FINANCIAL POSITION

Inventory consists of the following at December 31, 1997:

        Raw Materials                     $ 78,752
        Work-in-Process                     70,334
                                          --------
                                          $149,086
                                          ========

        A summary of Equipment and Leasehold Improvements at December 31, 1997 follows:

        Machinery & equipment             $615,931
        Leasehold improvements              61,612
                                          --------
                                           677,543
        Less:  Accumulated
          depreciation and
          amortization                     601,208
                                          --------
                                          $ 76,335
                                          ========

        A summary of the License Agreement at December 31, 1997 follows:

        License agreement                  $36,271
        Less:  Accumulated
          amortization                      21,158
                                           -------
                                           $15,113
                                           =======

        A summary of Purchased Technology at December 31, 1997 follows:

        Purchased Technology              $325,000
        Less:  Accumulated Amortization    108,333
                                          --------
                                          $216,667
                                          ========

                                  WAVEMAT INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

        A summary of Accrued Liabilities at December 31, 1997 follows:


        Royalties - affiliate                    23,733
        Deferred compensation                   284,493
        Commissions                              78,391
        Accrued interest - affiliate            482,090
        Accrued legal and audit                  39,213
        Other                                   157,168
                                            -----------
                                            $ 1,029,088
                                            ===========


             ------------------------------------------------------

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

On April 7, 1994, the Company finalized a $350,000 revolving line of credit Promissory Note with Growth, a wholly-owned subsidiary of Venture and significant shareholder of the Company, with such credit line carrying an interest rate on outstanding balances of 2 percent above the prevailing prime rate of a major bank with such interest rate ranging from 8.25 percent per annum to 10.75 percent per annum for the period of April 7, 1994 through December 31, 1996. The Company had utilized this entire line of credit during 1994. Amounts borrowed pursuant to this line of credit are payable by the Company on demand. The Company has made payments of $12,000 in 1995, reducing the line of credit Promissory Note to $338,000. In addition, this Promissory Note is to be repaid, pursuant to an Agreement between the Company and Norton dated August 3, 1994, in which Norton agreed to waive their standard 20% discount from the prevailing list price for its purchases from the Company provided this 20% discount is used to first repay accrued interest and then principal owing on the outstanding balance to Venture until the balance is repaid in full. In December, 1997, this revolving line of credit obligation was written off of Wavemat's books by Growth in order to strengthen the Company's position. (See note 9 to Financial Statements.)

On August 18, 1994, the Company issued a Convertible Debenture ("Debenture") to Growth, for the principal amount of $724,575 with the interest accruing on the outstanding balance at a rate of 2 percent above the prime rate of a major bank with such rate ranging from 9.75 percent

                                  WAVEMAT INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

(3)   DEBT - CONTINUED

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

On December 1, 1994, the Company entered into a $100,000 line of credit arrangement evidenced by a promissory note with Growth. The amounts borrowed pursuant to this line of credit are payable by the Company on demand. The Company had utilized $100,000 of the line of credit by December 31, 1995. The applicable interest rate is at 2 percent points above the prime rate of a major bank with such interest rate ranging from 9.75 percent per annum to 10.5 percent per annum for the period ending December 31, 1997. In December, 1997, this revolving line of credit obligation was written off of Wavemat's books by Growth in order to strengthen the Company's position. (See note 9 to Financial Statements.)

On January 4, 1995, the Company entered into a line of credit arrangement evidenced by a promissory note with Growth. The amounts borrowed pursuant to this line of credit are payable on demand. The Company has drawn $1,995,220 on this line of credit as of December 31, 1997. The applicable interest rate is 2 percentage points above the prime rate of a major bank with such interest rates ranging from 10.50 percent per annum to 11.00 percent per annum for the period from January 4, 1995 through December 31, 1997. In December, 1997, $832,000 of this revolving line of credit was written off of Wavemat's books by Growth in order to strengthen the Company's position. (See note 9 to Financial Statements.)

                                  WAVEMAT INC.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

On October 30, 1996, MSU informed the Company that it was in default of its payment and reporting obligation under the Exclusive License Agreement, dated January 15, 1988. On December 6, 1996 the Company reached an agreement with MSU concerning outstanding royalties and patent obligations in the amount of $141,258. The Company agreed to pay this amount by December 31, 1996 and this amount was unconditionally guaranteed by Venture Funding, an affiliate of the Company. This guarantee shall not apply to Wavemat's obligations in excess of after the date of the letter agreement. Wavemat defaulted on reimbursement of $40,500 on December 31, 1996 and Growth paid the $40,500 relating to royalty obligations on February 12, 1997 on the Company's behalf. In consideration of Wavemat entering into a commercial sales agreement with Norton company, allowing for the development and commercialization of 2.45 Ghz Microwave Processing Systems, MSU granted the Company an extension on the remaining $100,758 and current balances until February 28, 1997 under the condition that Wavemat enter into the sales agreement with Norton by September 30, 1997. MSU extended the February due date through September 30, 1997. In addition, MSU has agreed to forgive annual minimum royalty requirements with the Company. Wavemat defaulted on the payment relating to the $100,758 regarding patent obligations and Growth made a payment of $136,080 on behalf of Wavemat on November 7, 1997, which included the above amount as well as additional patent maintenance obligations incurred in 1997.

(3) DEBT - CONTINUED

All interest costs incurred by the Company have been charged to expense. Interest payments of $8,367 and $697 were made in 1997 and 1996, respectively.

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

                                  WAVEMAT INC.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

(4) SHAREHOLDER'S DEFICIT - CONTINUED

The Company has 4,000 shares of Series A 5-1/2% Convertible Preferred Stock ("Convertible Preferred Stock") outstanding. The dividends relating to the Convertible Preferred Stock are cumulative and amount to $22,000 per annum in the aggregate. The Company is in arrears pertaining to the declaration and payment of these dividends in the amount of $176,000 as of December 31, 1997. The holder of the Convertible Preferred Stock is entitled to vote on all matters submitted to a vote of the shareholders of the Company, voting together with holders of the Company's common stock as one class. For each share of Convertible Preferred Stock held, the holder shall be entitled to a number of votes equal to the number of shares of common stock into which each share of Convertible Preferred Stock could be converted. The holder of the Convertible Preferred Stock is entitled at all times, voting as a separate class, to elect one director to the Company's Board of Directors.

At any time after December 31, 1992, the holder of shares of Convertible Preferred Stock is entitled to cause one or all of such shares to be converted into shares of common stock at an initial conversion price equal to $2.38 per share of common stock, subject to adjustment, with each share of Convertible Preferred Stock being valued at $100 plus all accrued and unpaid dividends thereon through the date of conversion; that is, a conversion rate equivalent to 42.02 shares of common stock plus accrued dividends for each share of Convertible Preferred Stock. During the period of July 1, 1991 through December 31, 1993, due to the effects of anti-dilution provisions and product order criteria, the conversion price was changed to $1.96 per share of common stock, which represents a conversion rate equivalent to 51.02 shares of common stock plus accrued dividends for each share of Convertible Preferred Stock.

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

On October 27, 1995, the Company's Board of Directors passed a resolution authorizing the issuance of a warrant for 500,000 shares of the Company's common stock at an exercise price of $.1563 per share to Sharon Zitnik. These warrants will vest equally each year over a five year period, so long as Sharon Zitnik remains an employee of the Company. On December 31, 1997, 200,000 warrants were exercisable by Ms. Zitnik.

On October 27, 1994, the Company's Board of Directors passed a resolution authorizing the issuance of a warrant for 100,000 shares of the Company's common stock at a exercise price of $.1563 per share to Robert Rudnick. These warrants will vest equally each year over a four year period, so long as Robert Rudnick remains an employee of the Company. On December 31, 1997, 50,000 warrants were exercisable by Robert Rudnick.

The above warrants issued to Sharon Zitnik and Robert Rudnick were granted in consideration for exceptional contributions performed for the Company over the past several years.

On October 27, 1995, the Company's Board of Directors passed a resolution authorizing the issuance of a warrant for 100,000 shares of the Company's common stock at an exercise price of $.1563 per share to Dennis Schweiger, who has been working part-time and as a consultant for the Company. These warrants will vest equally over a four year period so long as he remains a consultant to the Company at the end of each year during the four year period. These warrants were granted in consideration for exceptional contributions performed for the Company. On December 31, 1997, 50,000 warrants were exercisable by Dennis Schweiger.

                                  WAVEMAT INC.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

(5) STOCK OPTION PLANS

     INCENTIVE STOCK OPTION PLAN

In December 1985, the Company adopted an Incentive Stock Option Plan, which expired in December 1995. Under the terms of this plan, the Company may grant options to employees of the Company to purchase a maximum of 200,000 shares of the Company's common stock at prices not less than the quoted market price of the common stock on the date of grant. The options generally vest after the second anniversary of the date of grant and may be exercised for a term no longer than ten years. The Compensation Committee of the Company's Board of Directors has the authority, in its discretion, to determine the employees to whom and the time or times at which options shall be granted and the number of shares issuable upon the exercise of each option. The Company's Board of Directors is considering the adoption of a renewal of the ISO Plan, but as of December 31, 1997, had not ratified a renewal of the plan.

As of December 31, 1997, 54,800 shares, net of forfeitures, were subject to grant pursuant to this plan at exercise prices per share ranging from $.2813 to $2.4063 per share.

No options were granted in 1997.

Options which are forfeited are available for reissuance in accordance with this plan.

Options to purchase 54,800 shares were exercisable at December 31, 1997.

No options have been exercised to date under the Incentive Stock Option Plan.

     NON-QUALIFIED STOCK OPTION PLAN

In December 1985, the Company also adopted a Non-Qualified Stock Option Plan, which expired in December 1995. Under the terms of this plan, the Company may grant options to consultants and directors of the Company for the purchase of a maximum of 200,000 shares of the Company's common stock at prices not less than the quoted market price of the common stock on the date of grant. Options, once granted, vest equally over a three-year period and expire ten years after the date of grant. The Compensation Committee of the Board of Directors has the authority, in its discretion, to determine the individuals to whom, and the time or times at which options shall be granted and the number of shares issuable upon the exercise of each option. The Company's Board of Directors is considering the adoption of a renewal of the NQSO Plan, but as of December 31, 1997, had not ratified a renewal.

As of December 31, 1997, 43,000 shares were subject to grant pursuant to this plan at exercise prices per share ranging from $.3750 to $1.25 per share.

                                  WAVEMAT INC.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

(5)  STOCK OPTION PLANS - CONTINUED

     NON-QUALIFIED STOCK OPTION PLAN - CONTINUED

Options which are forfeited are available for reissuance in accordance with this plan.

No options were granted pursuant to this plan during 1997.

Options to purchase 43,000 shares were exercisable at December 31, 1997.

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

As of December 31, 1997, 138,000 shares were subject to grant pursuant to this plan at exercise prices per share ranging from $.1563 to $2.25 per share.

On May 10, 1997 and 1996, the Company granted options under this plan for the purchase of 12,000 shares and 6,000 shares at an exercise price of $.1100 and $.1563 per share respectively.

No options granted under the NEDSO Plan have been exercised to date.

Wavemat adopted SFAS No. 123 concerning stock based compensation in 1996. Wavemat elected the "intrinsic" valve method prescribed under A.P.B. 25. Under the intrinsic method, compensation cost is the excess, if any, of the quoted market price of stock at the grant date over amount employee must pay to acquire the stock. Since the exercise prices of the options are as of date of grants, there would be no compensation costs recognizded. Therefore, no statement has to be shown concerning SFAS No. 123 for 1997 and 1996.

(6)  INCOME TAXES

Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("FAS 109"). There was no cumulative effect of this change in accounting for income taxes as of January 1, 1993.

No provision for income taxes has been recognized for 1997 and 1996.

On December 31, 1997, the Company had net operating loss carryforwards for financial reporting purposes of $7,142,321 which will, if unused, expire

                                 WAVEMAT INC.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

(6)  INCOME TAXES - CONTINUED

from 2004 to 2012. For tax reporting purposes, the Company had net operating loss carry forward to offset future taxable income estimated at $6,590,000 which will, if unused, expire from 2004 to 2012.

In accordance with certain provisions of the Tax Reform Act of 1986, a change in ownership of greater than 50 percent of a corporation within a three-year period will place an annual limitation on the corporation's ability to utilize its existing tax benefit carryforwards. Such a change in ownership occurred on December 31, 1993 in relation to the issuance of 1,000,000 shares of common stock in consideration for the acquisition of technology. As a result, an annual limitation of approximately $58,000 applies to operating loss carry forward of approximately $4,126,700 existing as of December 31, 1993. Therefore, the Company does not expect to utilize the tax benefits of a significant amount of its net operating loss carry forward existing as of December 31, 1993. There were no changes of ownership greater than 50% in 1996, and therefore the Company may utilize the tax benefit carryforwards of operating losses relating to 1997 without limitation. The Company's utilization of its tax benefit carryforwards may be further restricted in the event of subsequent changes in ownership of the Company. See Note 4.

Temporary differences and carryforwards which give rise to deferred tax assets and liabilities as of December 31, 1997 were minimal.

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

On October 30, 1996, MSU informed Wavemat that the Company was in default of its payment and reporting obligation under the Exclusive License Agreement, dated January 15, 1988. On December 6, 1996 the Company reached and agreement with MSU concerning outstanding royalties and patent obligations in the amount of $141,258. The Company agreed to pay this amount by December 31, 1996 and this amount was unconditionally guaranteed by Venture Funding, an affiliate of the Company. This guarantee shall not apply to Wavemat's obligations in excess of $141,258 and in no event shall this guarantee extend to Wavemat's indebtedness after the date of the letter agreement. The Company paid $40,500 of this amount by December 31, 1996. In consideration of Wavemat entering into a commercial sales agreement with Norton Company, allowing for the development and commercialization of 2.45 Ghz Microwave Processing Systems, MSU granted the Company an extension on the remaining $100,758 until February 28, 1997 under the condition that Wavemat enter into the sales agreement with Norton by September 30, 1997. MSU has extended the February due date through April 18, 1997.

The Company incurred royalty expense of $16,155 and $50,000 in relation to this license agreement during 1995 and 1994, respectively. On December 31, 1996, the Company owed MSU $62,764 in accrued royalties. See Note 3.


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

(9)  RELATED PARTY TRANSACTIONS

Growth provides the Company with certain accounting, shareholder and public relations services on a month-to-month basis for a monthly fee of $3,500 plus out-of-pocket expenses. On October 27, 1995, the Management and
Administrative Services Agreement with Growth was canceled by resolution of the Company's Board of Directors. If such services are needed the Company will hire Growth on an hourly basis. During the year ended December 31, 1995, the Company accrued management fees to Growth in the amount of $38,500.

Certain additional costs incurred by Growth on behalf of the Company are reimbursed to Growth. There were no amounts reimbursed to Growth related to these costs during 1996 and 1995.

(9)  RELATED PARTY TRANSACTIONS - CONTINUED

In January 1988, the Company entered into a license agreement with MSU. The license agreement provides the Company with exclusive worldwide rights to MSU's patented microwave plasma processing technology and advancements. The license agreement required the Company to pay a sign-up fee of $40,000. thereof. The license agreement also provides for royalty payments to MSU by the Company on the Company's net sales. The royalty payments are based on established percentages of certain levels of related sales. The Company incurred related royalty expenses of $16,788 and $50,000 in relation to this license agreement during 1996 and 1995, respectively. On December 31, l996, the Company owed MSU $49,851 in accrued royalties. See, Note 3.

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

Future minimum lease payments to be made by the Company in relation to this lease renewal are as follows:


Year                                     Amount
----                                    -------
1996                                    $60,066
                                        -------

Total future minimum lease payments          $ 60,066
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

                                              WAVEMAT INC.
                                              ----------------------------------
                                              Registrant


                                              ----------------------------------

Date:  April 15, 1998                         Monis Schuster, Chairman of the
                                              Board and Chief Executive Officer
                                              (Principal Executive Officer)


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 15, 1997.



                                              ----------------------------------
                                              Monis Schuster, Chairman of the
                                              Board and Chief Executive Officer
                                              (Principal Executive Officer)
                                              and Director



                                              ----------------------------------
                                              Eugene I. Schuster, Acting
                                              President and Director


                                              ----------------------------------
                                              Sharon K. Zitnik, Vice President,
                                              Secretary, Treasurer and Chief
                                              Financial Officer (Principal
                                              Financial and Accounting Officer)


                                              ----------------------------------
                                              Raymond F. Decker, Director

                                Exhibit Index
                                -------------


Exhibit No.                     Description
-----------                     -----------
    27                          Financial Data Schedule