Form 10KSB40/A
period 1997-12-31
WAVEMAT INC
filed 1998-04-16
CIK 803957

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                               AMENDMENT NO. 1
                                      TO
                                 FORM 10-KSB


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


On January 4, 1995, the Company entered into a line of credit arrangement evidenced by a promissory note with Growth. The amounts borrowed pursuant to this line of credit are payable on demand. The Company has drawn $1,525,000 on this line of credit as of December 31, 1997. The applicable interest rate is 2 percentage points above the prime rate of a major bank with such interest rates ranging from 10.25 percent per annum to 11.00 percent per annum for the period from January 4, 1995 through December 31, 1997. In December, 1997, $578,745 of this revolving line of credit was written off of Wavemat's books by Growth in order to strengthen the Company's position. (See note 9 to Financial Statements.)


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

On January 4, 1995, the Company entered into a line of credit arrangement evidenced by a promissory note with Growth. The amounts borrowed pursuant to this line of credit are payable on demand. The Company has drawn $1,995,220 on this line of credit as of December 31, 1997. The applicable interest rate is 2 percentage points above the prime rate of a major bank with such interest rates ranging from 10.50 percent per annum to 11.00 percent per annum for the period from January 4, 1995 through December 31, 1997. In December, 1997, $578,745 of this revolving line of credit was written off of Wavemat's books by Growth in order to strengthen the Company's position. (See note 9 to Financial Statements.)

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


On October 30, 1996, MSU informed Wavemat that the Company was in default of its payment and reporting obligation under the Exclusive License Agreement, dated January 15, 1988. On December 6, 1996 the Company reached and agreement with MSU concerning outstanding royalties and patent obligations in the amount of $141,258. The Company agreed to pay this amount by December 31, 1996 and this amount was unconditionally guaranteed by Venture Funding, an affiliate of the Company. This guarantee shall not apply to Wavemat's obligations in excess of $141,258 and in no event shall this guarantee extend to Wavemat's indebtedness after the date of the letter agreement. In consideration of Wavemat entering into a commercial sales agreement with Norton Company, allowing for the development and commercialization of 2.45 Ghz Microwave Processing Systems, MSU granted the Company an extension on the remaining $100,758 until February 28, 1997 under the condition that Wavemat enter into the sales agreement with Norton by September 30, 1997. MSU has extended the February due date through September 30, 1997.

Wavemat defaulted on the payment relating to the $100,758 regarding patent obligations and Growth made a payment of $136,080 on behalf of Wavemat on November 7, 1997, which included the above amount as well as additional patent maintenance obligations incurred in 1997.

The Company incurred royalty expense of $16,882 and ($7,913) in relation to this license agreement during 1997 and 1996, respectively. On December 31, 1996, the Company owed MSU $23,733 in accrued royalties. See Note 3.



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


The Company made no discretionary contributions to the plan during 1997.


(9)  RELATED PARTY TRANSACTIONS



(9)  RELATED PARTY TRANSACTIONS - CONTINUED

In January 1988, the Company entered into a license agreement with MSU. The license agreement provides the Company with exclusive worldwide rights to MSU's patented microwave plasma processing technology and advancements. The license agreement required the Company to pay a sign-up fee of $40,000. thereof. The license agreement also provides for royalty payments to MSU by the Company on the Company's net sales. The royalty payments are based on established percentages of certain levels of related sales. The Company incurred related royalty expenses of $16,788 and ($7,913) in relation to this license agreement during 1997 and 1996, respectively. On December 31, l997, the Company owed MSU $23,733 in accrued royalties. See, Note 3.


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


In December, 1997, following strategic discussions with Growth regarding the Company's financial condition, Growth agreed to write-off $1,270,000 of indebtedness and allow the Company to recognize income.


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

     LEASES


The Company is presently negotiating a third amendment to its operating lease pertaining to its manufacturing and office space. The Company was in arrears of $153,350 in lease payments, of which Growth Funding Ltd. paid $76,675 on Wavemat's behalf on November 7, 1997. The remaining payment is being negotiated with the landlord.

Year                                  Amount
----                                  ------

1998                                 $120,132
1999                                   60,066
                                     --------
Total future minimum lease payments  $180,198
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


                                              WAVEMAT INC.
                                              ----------------------------------
                                              Registrant


                                              /s/ Monis Schuster
                                              ----------------------------------


Date:  April 16, 1998                         Monis Schuster, Chairman of the
                                              Board and Chief Executive Officer
                                              (Principal Executive Officer)



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 15, 1997.



                                              /s/ Monis Schuster
                                              ----------------------------------
                                              Monis Schuster, Chairman of the
                                              Board and Chief Executive Officer
                                              (Principal Executive Officer)
                                              and Director


                                              /s/ Eugene I. Schuster
                                              ----------------------------------
                                              Eugene I. Schuster, Acting
                                              President and Director

                                              /s/ Sharon K. Zitnik
                                              ----------------------------------
                                              Sharon K. Zitnik, Vice President,
                                              Secretary, Treasurer and Chief
                                              Financial Officer (Principal
                                              Financial and Accounting Officer)

                                              /s/ Raymond F. Decker
                                              ----------------------------------
                                              Raymond F. Decker, Director

                                Exhibit Index
                                -------------


Exhibit No.                     Description
-----------                     -----------
    27                          Financial Data Schedule