Form 10QSB
period 1998-03-31
WAVEMAT INC
filed 1998-05-20
CIK 803957

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE SECURITIES ACT OF 1934.

For the quarterly period ended March 31, 1998.
                               --------------

| |   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT.

For the transition period from                  to
                               ----------------    -----------------

                         Commission file number: 0-16919
                                                 -------

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

                      Yes      X                No
                           ----------                ----------

         As of April 29, 1998, the registrant had 13,482,125 shares of its Common Stock, $.01 par value outstanding.

                       PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

                                  WAVEMAT INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                For the Three Months
                                                   Ended March 31,
                                              1998            1997
                                          -------------   ------------
OPERATING REVENUE:
  Microwave processing system sales       $      1,416    $     68,417
  Microwave processing system sales
    - affiliate                                124,400            --
                                          ------------    ------------
    Total operating revenue                    125,816          68,417
                                          ------------    ------------


OPERATING COSTS AND EXPENSES:
  Cost of sales                                 25,439          35,344
  Research and development                      90,097          13,116
  Selling, general, and, administrative         91,140         151,775
  Royalty expense - affiliate                     --             3,033
                                          ------------    ------------
    Total operating costs and expenses         206,676         203,268
                                          ------------    ------------
Operating loss                                 (80,860)       (134,851)

OTHER INCOME (EXPENSE):
  Miscellaneous Income                           2,100           1,260
  Interest income                                   16              30
  Interest expense                                (937)           (756)
  Interest expense - affiliate                 (29,588)        (45,498)
                                          ------------    ------------
  Other expense, net                           (28,409)        (44,964)
                                          ------------    ------------
NET LOSS                                     ($109,269)      ($179,815)
                                          ============    ============
NET LOSS PER SHARE OF
  COMMON STOCK                                  ($0.01)         ($0.02)
                                          ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                         10,218,792      10,182,125
                                          ============    ============


        The accompanying notes are an integral part of these statements.

                                  WAVEMAT INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                     For the Three Months
                                                         Ended March 31,
                                                   ------------------------
                                                      1998          1997
                                                   -----------   ----------
CASH, BEGINNING OF PERIOD                           $    --      $    --
                                                    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                         (109,269)    (179,815)
    Adjustments to reconcile net loss
     to net cash provided by (used in) operating
     activities:
       Depreciation and amortization                   12,259       13,573
     Changes in current assets and liabilities:
       Accounts receivable                             50,973          716
       Inventory                                      (12,777)     (11,277)
       Prepaid expenses                                   602          263
       Bank overdraft                                   7,500      (58,283)
       Accounts payable                                11,793       54,177
       Accounts payable - affiliate                       --         2,412
       Accrued liabilities                           (107,562)      57,039
       Customer deposits                                           (17,330)
       Customer deposits - affiliate                  (74,400)        --
                                                    ---------    ---------
Net cash (used)provided by operating activities      (220,881)    (138,525)

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of equipment and leasehold
         improvements                                     761        1,425

                                                    ---------    ---------
Net cash provided (used) in investing activities          761        1,425

CASH FLOWS FROM FINANCING ACTIVITIES:
       Short-term borrowings                           32,070      137,100
       Short-term borrowings-affiliate                 21,400         --
       Issuance of common stock-affilate              166,650         --
                                                    ---------    ---------
Net cash provided by financing activities             220,120      137,100
                                                    ---------    ---------
INCREASE (DECREASE)IN CASH                               --           --
                                                    ---------    ---------
CASH, END OF PERIOD                                 $    --      $    --
                                                    =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       Interest payments                            $    --      $    --
                                                    =========    =========


          The accompanying notes are an integral part of these statements.

                                   WAVEMAT INC.
                           STATEMENT OF FINANCIAL POSITION
                                   (Unaudited)



                                                     ASSETS                                   MARCH 31,
                                                                                               1998
CURRENT ASSETS:                                                                             -------------
  Accounts receivable                                                                       $    59,106
  Inventory                                                                                      53,458
  Prepaid expenses                                                                                4,081
                                                                                            -----------
    Total current assets                                                                        116,645

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net of accumulated
  depreciation and amortization of $580,244                                                      96,539
LICENSE AGREEMENT, net of accumulated amortization
  of $21,692                                                                                     14,580
PURCHASED TECHNOLOGY, net of accumulated amortization
  of $115,104                                                                                   209,896
DEFERRED PATENT COSTS -affiliate                                                                192,209
OTHER ASSETS                                                                                     18,504
                                                                                            -----------
    Total assets                                                                            $   648,373
                                                                                            ===========
                                      LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
  Bank overdraft                                                                            $    18,206
  Short-term borrowings                                                                          32,070
  Short-term borrowings - affiliate                                                           1,124,450
  Accounts payable                                                                              377,614
  Accrued liabilities                                                                           400,042
  Customer deposits                                                                               8,813
  Customer deposits - affiliate                                                                   3,243
                                                                                            -----------
    Total current liabilities                                                                 1,964,438

SHAREHOLDERS' DEFICIT:
  Preferred stock, $.10 par value, 1,000,000 shares authorized and 4,000 shares
    ($399,600 aggregate liquidation preference)
    issued and outstanding                                                                      400,000
  Common stock, $.01 par value, 20,000,000 shares authorized and
    13,482,125 shares issued and outstanding                                                    134,821
  Additional paid-in capital                                                                  5,415,000
  Accumulated deficit                                                                        (7,265,886)
                                                                                            -----------
      Shareholders' deficit                                                                  (1,316,065)
                                                                                            -----------
    Total liabilities and shareholders' deficit                                             $   648,373
                                                                                            ===========


              The accompanying notes are an integral part of these statements.

                                 WAVEMAT, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)


(1)  GENERAL

     Except as the context otherwise indicates the term the "Company" refers to Wavemat Inc.

     In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

(2)  DETAILS TO STATEMENTS OF FINANCIAL POSITION

     Inventory consisted of the following:

                                               March 31, 1998
                                               --------------
     Raw materials                                   38,584
     Work-in-process                                 14,874
                                                 ----------
                                                 $   53,458
                                                 ----------

     A summary of Accrued Liabilities follows:

                                               March 31, 1998
                                               --------------
     Accrued legal & audit                       $   39,013
     Royalties - affiliate                           33,415
     Commissions                                     79,391
     Accrued Payroll                                125,085
     Deferred compensation                           56,354
     Other                                           66,784
                                                 ----------
                                                 $  400,094
                                                 ----------

(3)  RESEARCH AND DEVELOPMENT

     During the first quarter of 1998, the Company entered into a research and development agreement with Michigan State University ("MSU"). As of March 31, 1998, the Company recognized $124,400 in revenue and $76,514 in related research and development expense.

(4)  SHORT TERM BORROWINGS

     On February 19, 1998, the Company entered into a $32,070 personal line of credit arrangement with Monis Schuster (Chairman of the Board and Chief Executive of Wavemat, and Vice President and Secretary of Venture Funding, Ltd., an affiliate of the Company), with such credit line carrying an interest rate on outstanding balances of ten percent. This line of credit is secured pursuant to a guarantee agreement between Monis Schuster, a shareholder of the Company, and the assignment of a Wavemat Inc. account receivable from Michigan State University. The Company has

                                 WAVEMAT, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

     drawn $32,070 against this line of credit and has accrued $365 of interest pertaining to this obligation as of March 31, 1998.

(5)  SHORT TERM BORROWINGS - AFFILIATE

     On January 29, 1992, the Company entered into a $125,000 line of credit arrangement evidenced by a promissory note with Venture Funding, Ltd., ("Venture"), an affiliate of the Company. The amounts borrowed pursuant to this line of credit are payable by the Company upon demand. The Company had utilized the entire line of credit during 1992. The applicable interest rate was at two percentage points above the prime rate of a major bank with such interest rate ranging from 8.0 percent per annum to 9.25 percent per annum for the period of January 29, 1992 through August 17, 1994. This obligation with related interest was extinguished by inclusion in a Convertible Debenture issued by the Company to Growth Funding Ltd., ("Growth"), a wholly owned subsidiary of Venture, and affiliate of the Company, on August 18, 1994. On March 31, 1998, $1,542 of remaining accrued interest was included in a contribution of capital to the Company. (See note 6 to the financial statements).

     On April 7, 1994, the Company finalized a $350,000 revolving line of credit Promissory Note with Growth, a wholly-owned subsidiary of Venture, a significant shareholder of the Company, with such credit line carrying an interest rate on outstanding balances of 2 percent above the prevailing prime rate of a major bank with such interest rate ranging from 8.25 percent per annum to 10.75 percent per annum for the period of April 7, 1994 through March 31, 1998. The Company had utilized this entire line of credit during 1994. Amounts borrowed pursuant to this line of credit are payable by the Company on demand. The Company made payments of $12,000 in 1995, reducing the line of credit Promissory Note to $338,000. In addition, this Promissory Note is to be repaid, pursuant to an Agreement between the Company and Norton, dated August 3, 1994, in which Norton agreed to waive their standard 20% discount from the prevailing list price for its purchases from the Company provided this 20% discount is used to first repay accrued interest and then principal owing on the outstanding balance to Venture until the balance is repaid in full. In December, 1997 this revolving line of credit obligation was written off of Wavemat's books by Growth because of the company's continuing inability to extinguish this debt. On March 31, 1998, accrued interest of $126,063 relating to the above

                                 WAVEMAT, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

     note was included in a contribution of capital to the Company. (See note 6 to the financial statements).

     On December 1, 1994, the Company entered into a $100,000 line of credit arrangement evidenced by a promissory note with Growth. The amounts borrowed pursuant to this line of credit are payable by the Company on demand. The Company has utilized $100,000 of the line of credit by December 31, 1995. The applicable interest rate is at 2 percentage points above the prime rate of a major bank with such interest rates ranging from 9.75 percent per annum to 10.5 percent per annum for the period ending March 31, 1998. In December, 1997, this revolving line of credit obligation was written off of Wavemat's book by Growth because of the Company's continuing inability to extinguish this debt. On March 31, 1998, accrued interest of $33,250 relating to the above note was included in a contribution of capital to the Company. (See note 6 to the financial statements).

     On January 4, 1995, the Company entered into a line of credit arrangement evidenced by a promissory note with Growth. The amounts borrowed pursuant to this line of credit are payable on demand. The Company has drawn $967,875 on this line of credit as of March 31, 1998. The applicable interest rate is 2 percentage points above the prime rate of a major bank with such interest rates ranging from 10.25 percent per annum to 11.00 percent per annum for the period from January 4, 1995 through March 31, 1998. In December, 1997, $578,745 of this revolving line of credit obligation was written off of Wavemat's book by Growth because of the Company's continuing inability to extinguish this debt. On March 31, 1998, $166,650 of accrued interest relating to the above note was extinguished as a result of the exercise of a 1,300,000 and 2,000,000 stock warrant(s) to purchase common stock by Growth. (See note 6 to the financial statements). In addition, on March 31, 1998 $127,098 of the remaining accrued interest relating to the above note was included in a contribution of capital to the Company. (See note 6 to the financial statements).

     On December 3, 1996, the Company entered into a $25,000 line of credit arrangement evidenced by a promissory note with Growth. The amounts borrowed pursuant to the line of credit are payable by the Company on demand. The Company had drawn $25,000 on this line of credit in 1996. The applicable interest rate is at 2 percentage points above the prime rate rate of a major bank with such interest rate ranging from 10.25 percent per annum to 10.50 percent per annum for the

                                 WAVEMAT, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

     period from December 3, 1996 through March 31, 1998. On March 31, 1998 $3,528 of accrued interest relating to the above note was included in a contribution of capital to the Company. (See note 6 to the financial statements).

     On December 20, 1996, the Company entered into $3,500 line of credit arrangement evidenced by a promissory note with Growth. The amounts borrowed pursuant to the line of credit are payable by the Company on demand. The Company had utilized $3,500 of the line of credit in 1996. The applicable interest rate is at 2 percentage points above the prime rate of a major bank with such interest rate ranging from 10.25 percent per annum to 10.50 percent per annum for the period from December 20, 1996 through March 31, 1998. On March 31, 1998 accrued interest of $474 relating to the above note was included in a contribution of capital to the Company. (See note 6 to the financial statements).

     On January 9, 1997, the Company entered into a $3,500 line Of credit arrangement evidenced by a promissory note with Growth. The amounts borrowed pursuant to the line of credit are payable by the Company on demand. The Company had utilized $3,500 of the line of credit by March 31, 1997. The applicable interest rate is at 2 percentage points above the prime rate of a major bank with such interest rate ranging from 10.25 percent per annum to 10.50 percent per annum for the period from January 9, 1997 through March 31, 1998. On March 31, 1998, accrued interest of $455 relating to the above note was included in a contribution of capital to the Company. (See note 6 to the financial statements).

     In addition, on March 31, 1998 deferred compensation of $192,139 and $67,374 of other miscellaneous liabilities owed by the Company to Growth were incorporated into the contribution of capital to the Company. (See note 5 to the financial statements).

     On August 18, 1994, the Company issued a Convertible Debenture ("Debenture") to Growth, for the principal amount of $724,575 with the interest accruing on the outstanding balance at a rate of 2 percent above the prime rate of a major bank with such rate ranging from 9.75 percent per annum to 11.00 percent per annum for the period from August 18, 1994 through March 31,1998. The Debenture amount of $724,575 represents amounts owed by the Company to Venture in relation to a promissory note($125,000), plus related accrued interest ($23,603), deferred compensation ($261,139), accrued royalties ($212,591), and other

                                 WAVEMAT, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

     miscellaneous liabilities ($102,242). The Debenture has an exercise price of $.5630 per share of common stock.

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

     On March 31, 1998 by resolution of the Board of Directors, the exercise price was reduced from $.1563 per share of common stock, to $.0505 per share of common stock, the average of the bid-ask price of the Company's common stock on that date in consideration for additional financings and contribution of capital provided to the Company.

     On March 31, 1998, accrued interest of $52,254 related to the above was included in a contribution of capital to the Company. (See note 5 to the financial statements).


(6)  SHAREHOLDER'S DEFICIT

     On August 9, 1994, pursuant to a resolution of the Company's Board of Directors, a warrant was issued by the Company to Venture, a significant shareholder of the Company, for the purchase of 1,300,000 shares of the Company's common stock at an exercise price of $.5313 per share. This warrant could be exercised at any time and from time to time during the five year period from August 9, 1994 to August 9, 1999. On October 27, 1995, the Company's Board of Directors, by resolution, reduced the exercise price of the warrant to $.1563 per share of common stock, the average of the bid-ask price of the Company's common stock on that date. The issuance of the warrant and reduction in the exercise price were in consideration for providing financing to the Company. On March 31, 1998, pursuant to a resolution of the Company's Board of Director's, the exercise price of the warrant was reduced to $.0505 per share of stock, the average of the bid-ask price of the Company's common stock on that date. On March 31, 1998 this warrant was exercised by Venture in consideration of financing and contributions of capital made to the Company. On the same date, $65,650 of accrued interest related to a line of credit entered into

                                 WAVEMAT, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

     on January 4, 1985 with Growth was extinguished.

     On October 27, 1995, a warrant was issued by the Company to Growth Funding,Ltd., a wholly owned subsidiary of Venture Funding, Ltd., for the purchase of 2,000,000 shares of the Company's common stock at an exercise price of $.1563 per share. This warrant may be exercised at any time, and from time to time during the five year period from October 27, 1995 to October 27, 2000. This warrant was issued in consideration for Growth providing financing to the Company.

     On March 31, 1998, pursuant to a resolution of the Company's Board of Director's, the exercise price of the warrant was reduced to $.0505 per share of stock, the average of the bid-ask price of the Company's common stock on that date. On March 31, 1998 this warrant was exercised by Growth in consideration of financing and contributions of capital made to the Company. On the same date, $101,000 of accrued interest related to a line of credit entered into on January 4, 1985 with Growth was extinguished.

     On March 31, 1998, Growth agreed to make a contribution of capital to the Company amounting to $604,176. This $604,176 represented amounts owed by the Company to Growth, in relation to accumulated interest due of $344,663 on promissory notes entered into with Growth (see note 4), amounts payable due to Growth on March 31, 1998 of $67,374 and deferred management wages owed to Growth of $192,139 on March 31, 1997. (See note 4 to the financial statements).



(7)  COMMITMENTS AND CONTINGENCIES

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

                                 WAVEMAT, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

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

                                  WAVEMAT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

THE THREE MONTHS AND MARCH 31, 1998 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997

Operating loss declined significantly during the 1998 quarter as a result of a significant increase in operating revenue, more than off-setting a slight increase in operating expenses.

The increase in operating revenue resulted primarily from a research and development agreement the Company entered into with an affiliate during the first quarter of 1998.

The slight increase in operating expenses was attributed to higher research and development expenses although off-set by lower cost of sales and selling, general and administrative and royalty expense. The decline in cost of sales was attributed to lower microwave processing systems sales. In addition, cost of sales continues to reflect under-utilized capacity as a result of lower microwave processing system sales. Research and development activities increased due to higher sponsored research and development activities in relation to an affiliate research and development agreement mentioned above. Decreased selling, general and administrative expenses reflect a cost containment program which involved significant contracted and consulting reductions and related expenses. Decreased royalty expense during the quarter ended March 31, 1998 reflects lower microwave system sales.

Net loss decreased for the 1998 quarter resulting from significantly lower interest expense-affiliate, attributable to a prior debt extinguishment by Growth on December 31, 1997, which resulted in significantly lower borrowing cost for the quarter.


FINANCIAL CONDITION

MARCH 31, 1998 COMPARED TO DECEMBER 31, 1997


The Company continued to have difficulty meeting its cash requirements and obligations during the three months of 1998.

                                  WAVEMAT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

Deferred compensation costs of the Company amounted to $56,354 as of March 31, 1998. The Company was also in arrears pertaining to other obligations in the amount of $222,639 as of March 31, 1998.

Obligations which the Company met during the three months of 1998 were satisfied through sales of the Company's microwave processing systems and contracted research and development activities, customer deposits, lines of credit and short-term borrowings.


As indicated in Note 6 to the Financial Statements, the Company has incurred operating losses and generated cash flow deficits from operating activities since its inception, therefore, the Company's ability to continue as a going concern is contingent upon its ability to raise additional funds to support its activities. At March 31, 1998, the Company had a negative working capital position of $1,847,793 compared to a negative working capital position of $2,496,450 at December 31, 1997.

The Company is attempting to generate working capital through the sale of its microwave processing systems and through its contract research and development activities. As of March 31, 1998, the Company had a backlog of open sales orders, net, of customer deposits, amounting to $6,607. Subject to various qualifications and assuming no change in delivery dates or in the shipment of orders in the normal course of business, management expects, although there can be no assurance, to ship all of the above mentioned backlog and collect the applicable cash proceeds during 1998.

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


ITEM 5.  OTHER INFORMATION

                                  WAVEMAT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits - Ex. 27 Financial Data Schedule

         (b)  Reports on Form 8-K:

              No reports on Form 8-K have been filed during the Quarter ended March 31, 1998.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                              WAVEMAT INC.
                                              REGISTRANT


Date: May 20, 1998                 BY: /s/ Monis Schuster
                                   -------------------------------------
                                   Monis Schuster, Chairman of the
                                   Board and Chief Executive Officer
                                   (Principal Operating Officer)


Date: May 20, 1998                 BY: /s/ Sharon K. Zitnik
                                   -------------------------------------
                                   Sharon K. Zitnik, Vice President
                                   Treasurer, Secretary and Chief Financial
                                   Officer (Principal Financial Officer)

                              INDEX TO EXHIBITS


EXHIBIT NO.             DESCRIPTION
-----------             -----------

    27                  Financial Data Schedule