Form 10KSB40/A
period 1997-12-31
WAVEMAT INC
filed 1998-05-21
CIK 803957

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                               AMENDMENT NO. 2
                                      TO
                                 FORM 10-KSB


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

                                   EMPLOYEES


At December 31, 1997, the Company employed 5 full-time employees. Growth also provides certain administrative services to the Company as needed on a contracted basis.


ITEM 2.  DESCRIPTION OF PROPERTY.


The Company is presently leasing office and manufacturing space in Plymouth, Michigan under a renewed lease agreement covering the period of July 1, l996 through June 30, 1999. See Note 10 to the Financial Statements. The Company through a third amendment agreement dated November 7, 1997 to renew this lease covering the period from July 1, 1996 through June 30, 1999 under a lease renewal agreement. (See Note 10 to the Financial Statements).


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

In addition to the significant decrease in operating loss mentioned above, net loss was reduced in 1997 by significantly higher other income,

(net). Other income, (net) increased as a result of miscellaneous and interest income more than offsetting a significant increase in interest expense. The increase in miscellaneous income resulted from Growth Funding's write-off of $1,270,000 indebtedness because of the Company's continuing inability to extinguish this debt to Growth and therefore, allowing the Company to recognize income. Higher Interest expense was incurred due to increased borrowing.



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


The Company's operating activities provided $620,436 during 1997 compared to utilizing cash of $357,929 during 1996.


Investing activities utilized $40,421 during 1997 compared to $73,271 during 1996. Cash utilized during 1997 pertained to capital expenditures and increased deferred patent costs. The Company presently has no commitments relating to capital expenditures for 1998.


Financing activities used $580,015 during 1997 compared to $431,200 provided in 1996 by promissory note(s) issued by Growth, an affiliate of the Company.



As indicated in Note 10 to the Financial Statements, the Company has incurred operating losses and generated cash flow deficits from operating activities since its inception, therefore, the Company's ability to continue as a going concern is contingent upon its ability to raise additional funds to support its activities. On December 31, 1997, the Company had a negative working capital position of $2,496,450 compared to a negative working capital position of $3,004,700 on December 31, 1996.


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


The Company granted no options under this plan for the year 1997.


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

On April 7, 1994, the Company finalized a $350,000 revolving line of credit Promissory Note with Growth, a wholly-owned subsidiary of Venture, a significant shareholder of the Company, with such credit line carrying an interest rate on outstanding balances of 2 percent above the prevailing prime rate of a major bank with such interest rate ranging from 8.25 percent per annum to 10.75 percent per annum for the period of April 7, 1994 through December 31, 1997. The Company had utilized this entire line of credit during 1994. Amounts borrowed pursuant to this line of credit are payable by the Company on demand. The Company has made payments of $12,000 in 1995, reducing the line of credit Promissory Note to $338,000. In addition, this Promissory
Note is to be repaid, pursuant to an Agreement between the Company and Norton, dated August 3, 1994, in which Norton agreed to waive their standard 20% discount from the prevailing list price for its purchases from the Company provided this 20% discount is used to first repay accrued interest and then principal owing on the outstanding balance to Venture until the balance is repaid in full. In December, 1997 this revolving line of credit obligation was written off of Wavemat's books by Growth because of the Company's continuing inability to extinguish this debt (See Note 9 to Financial Statements.)


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



On January 4, 1995, the Company entered into a line of credit arrangement evidenced by a promissory note with Growth. The amounts borrowed pursuant to this line of credit are payable on demand. The Company has drawn $1,525,000 on this line of credit as of December 31, 1997. The applicable interest rate is 2 percentage points above the prime rate of a major bank with such interest rates ranging from 10.25 percent per annum to 11.00 percent per annum for the period from January 4, 1995 through December 31, 1997. In December, 1997, $578,745 of this revolving line of credit was written off of Wavemat's books by Growth because of the Company's continuing inability to extinguish this debt.
(See Note 9 to Financial Statements.)


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

13.  Previously filed with Form 8-K dated November 9, 1992.

14.  Filed herewith.


(b) No reports on Form 8-K were filed during the last quarter of the Company's year ended December 31, 1997.

ITEM 7. FINANCIAL STATEMENTS

                         INDEX TO FINANCIAL STATEMENTS

                                                       PAGE
                                                       ----
Statements of Operations for                            F-2
     Each of the Two Years
     in the Period Ended
     December 31, 1997

Statement of Financial Position                         F-3
     at December 31, 1997

Statements of Cash Flows                                F-4
     for Each of the Two
     Years in the Period Ended
     December 31, 1997

Statements of Shareholders'                             F-5
     Deficit for Each of the
     Two Years in the Period
     Ended December 31, 1997

Notes to Financial Statements                           F-6

                                  WAVEMAT INC.
                            STATEMENTS OF OPERATIONS



                                                  For the Years Ended
                                                     December 31,
                                           ---------------------------------
                                                1997              1996
                                             (Unaudited)       (Unaudited)
OPERATING REVENUE:                         ---------------   ---------------
 Microwave processing system sales               $340,251          $247,716
 Microwave processing system sales
  - affiliate                                      ---               17,306
 Contract research and development
  - affiliate                                     125,000            ---

                                           ---------------   ---------------
  Total operating revenue                         465,251           265,022
                                           ---------------   ---------------
OPERATING COSTS AND EXPENSES:
 Cost of sales                                    353,242           385,012
 Research and development                          65,002            90,761
 Selling, general and administrative              594,133           510,280
 Royalty expense - affiliate                       26,565            (7,913)
                                           ---------------   ---------------
  Total operating costs and expenses            1,038,942           978,140
                                           ---------------   ---------------
 Operating loss                                  (573,691)         (713,118)

OTHER INCOME (EXPENSE):
 Interest income                                      211               113
 Miscellaneous income                           1,277,140            ---
 Interest expense                                  (8,090)           (2,461)
 Interest expense - affiliate                    (200,357)         (156,067)
                                           ---------------   ---------------
  Other income (expense), net                   1,068,904          (158,415)
                                           ---------------   ---------------
  NET PROFIT (LOSS)                              $495,213         ($871,533)
                                           ===============   ===============
NET LOSS PER SHARE OF
 COMMON STOCK                                       $0.05            ($0.09)
                                           ===============   ===============
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                            10,182,125        10,182,125
                                           ===============   ===============



        The accompanying notes are an integral part of these statements.

                                  WAVEMAT INC.
                        STATEMENT OF FINANCIAL POSITION
                                  (Unaudited)



                               ASSETS                                            December 31,
                                                                                    1997
CURRENT ASSETS:                                                                ----------------
  Accounts receivable                                                          $        46,329
  Inventory                                                                            104,431
  Prepaid expenses                                                                       4,683
                                                                               ----------------
    Total current assets                                                               155,443

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net                                               76,335
LICENSE AGREEMENT, net                                                                  15,113
PURCHASED TECHNOLOGY, net                                                              216,667
DEFERRED PATENT COSTS - affiliate                                                      192,209
OTHER ASSETS                                                                            18,504
                                                                               ----------------
    Total assets                                                               $       674,271
                                                                               ================
                LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
  Bank overdraft                                                               $        10,706
  Short-term borrowings - affiliate                                                  1,103,050
  Accounts payable                                                                     333,751
  Accounts payable - affiliate                                                          66,402
  Accrued liabilities                                                                1,051,528
  Customer deposits                                                                      8,813
  Customer deposits - affiliate                                                         77,643
                                                                               ----------------
    Total current liabilities                                                        2,651,893

SHAREHOLDERS' DEFICIT:
  Preferred stock, $.10 par value, 1,000,000 shares authorized and 4,000 shares ($399,600 aggregate liquidation preference)
    issued and outstanding                                                             400,000
  Common stock, $.01 par value, 20,000,000 shares authorized and
   10,182,125 shares issued and outstanding                                            101,821
  Additional paid-in capital                                                         4,677,174
  Accumulated deficit                                                               (7,156,617)
                                                                               ----------------
      Shareholders' deficit                                                         (1,977,622)
                                                                               ----------------
    Total liabilities and shareholders' deficit                                $       674,271
                                                                               ================


        The accompanying notes are an integral part of these statements.

                                  WAVEMAT INC.
                            STATEMENTS OF CASH FLOWS



                                                         For the Years Ended
                                                             December 31,
                                                      ---------------------------
                                                          1997            1996
                                                      (Unaudited)      (Unaudited)
                                                      ------------     ----------
CASH, BEGINNING OF PERIOD                               $   ---          $   ---
                                                      ------------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                              495,213       (871,533)
    Adjustments to reconcile net loss
     to net cash provided by (used in) operating
     activities:
       Depreciation and amortization                       53,296         53,132
     Changes in current assets and liabilities:
       Accounts receivable                                (26,853)        38,480
       Inventory                                          (43,230)        54,529
       Prepaid expenses                                      (285)         1,330
       Bank overdraft                                     (84,995)        79,371
       Accounts payable                                    31,036        (51,825)
       Accounts payable - affiliate                         8,290         20,755
       Accrued liabilities                                265,865        296,009
       Customer deposits                                  (27,301)        21,823
       Customer deposits - affiliate                      (50,600)           ---
                                                      ------------     ----------
Net cash provided by (used in) operating activities       620,436       (357,929)
                                                      ------------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of equipment and leasehold
         improvements                                     (27,129)       (42,629)
       Increase in deferred patent costs                  (13,292)       (30,642)
                                                      ------------     ----------
Net cash used in investing activities                     (40,421)       (73,271)
                                                      ------------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Short-term borrowings - affilite                  (580,015)       431,200
                                                      ------------     ----------
Net cash (used) provided by financing activities         (580,015)       431,200
                                                      ------------     ----------
DECREASE IN CASH                                            ---              ---
                                                      ------------     ----------
CASH, END OF PERIOD                                     $   ---          $   ---
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
                                   ============   ===========   =============   ============   ============   ===========



                                                            Total
                                       Accumulated      Shareholders'
                                         Deficit           Deficit
                                       ------------     --------------
BALANCE AT DECEMBER 31, 1995         $  (6,780,297)   $    (1,601,301)

 Net (loss) for 1996                      (871,533)          (871,533)
                                     --------------   ----------------
BALANCE AT DECEMBER 31, 1996            (7,651,830)        (2,472,834)

 Net profit for 1997                       495,213            495,213
                                     --------------   ----------------
BALANCE AT DECEMBER 31, 1997         $  (7,156,617)   $    (1,977,621)
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
                                          --------
                                          $216,667
                                          ========

                                  WAVEMAT INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

        A summary of Accrued Liabilities at December 31, 1997 follows:



        Royalties - affiliate                    33,416
        Deferred compensation                   248,493
        Commissions                              78,391
        Accrued interest - affiliate            482,090
        Accrued legal and audit                  39,213
        Other                                   169,925
                                            -----------
                                            $ 1,051,528
                                            ===========



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



On January 4, 1995, the Company entered into a line of credit arrangement evidenced by a promissory note with Growth. The amounts borrowed pursuant to this line of credit are payable on demand. The Company has drawn $1,995,220 on this line of credit as of December 31, 1997. The applicable interest rate is 2 percentage points above the prime rate of a major bank with such interest rates ranging from 10.50 percent per annum to 11.00 percent per annum for the period from January 4, 1995 through December 31, 1997. In December, 1997, $578,745 of this revolving line of credit was written off of Wavemat's books by Growth because of the Company's continuing inability to extinguish this debt. (See
Note 9 to Financial Statements.)

                                  WAVEMAT INC.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED


On October 30, 1996, MSU informed the Company that it was in default of its payment and reporting obligation under the Exclusive License Agreement, dated January 15, 1988. On December 6, 1996 the Company reached an agreement with MSU concerning outstanding royalties and patent obligations in the amount of $141,258. The Company agreed to pay this amount by December 31, 1996 and this amount was unconditionally guaranteed by Venture Funding, an affiliate of the Company. This guarantee shall not apply to Wavemat's obligations in excess of after the date of the letter agreement. Wavemat defaulted on reimbursement of $40,500 on December 31, 1996 and Growth paid the $40,500 relating to royalty obligations on February 12, 1997 on the Company's behalf because of the Company's continuing inability to extinguish this debt. In consideration of Wavemat entering into a commercial sales agreement with Norton company, allowing for the development and commercialization of 2.45 Ghz Microwave Processing Systems, MSU granted the Company an extension on the remaining $100,758 and current balances until February 28, 1997 under the condition that Wavemat enter into the sales agreement with Norton by September 30, 1997. MSU extended the February due date through September 30, 1997. In addition, MSU has agreed to forgive annual minimum royalty requirements with the Company. Wavemat defaulted on the payment relating to the $100,758 regarding patent obligations and Growth made a payment of $136,080 on behalf of Wavemat on November 7, 1997, which included the above amount as well as additional patent maintenance obligations incurred in 1997 because of the continuing inability to extinguish this debt.


(3) DEBT - CONTINUED


All interest costs incurred by the Company have been charged to expense. Interest payments of $7,534 and $697 were made in 1997 and 1996, respectively.


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


Wavemat adopted SFAS No. 123 concerning stock based compensation in 1996. Wavemat elected the "intrinsic" valve method prescribed under A.P.B. 25. Under the intrinsic method, compensation cost is the excess, if any, of the quoted market price of stock at the grant date over amount employee must pay to acquire the stock. Since the exercise prices of the options are as of date of grants, there would be no compensation costs recognized. Therefore, no statement has to be shown concerning SFAS No. 123 for 1997 and 1996.


(6)  INCOME TAXES

Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("FAS 109"). There was no cumulative effect of this change in accounting for income taxes as of January 1, 1993.

No provision for income taxes has been recognized for 1997 and 1996.


On December 31, 1997, the Company had net operating loss carryforwards for financial reporting purposes of $7,156,617 which will, if unused, expire

                                 WAVEMAT INC.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

(6)  INCOME TAXES - CONTINUED


from 2004 to 2012. For tax reporting purposes, the Company had net operating loss carry forward to offset future taxable income estimated at $6,449,000 which will, if unused, expire from 2004 to 2012.


In accordance with certain provisions of the Tax Reform Act of 1986, a change in ownership of greater than 50 percent of a corporation within a three-year period will place an annual limitation on the corporation's ability to utilize its existing tax benefit carryforwards. Such a change in ownership occurred on December 31, 1993 in relation to the issuance of 1,000,000 shares of common stock in consideration for the acquisition of technology. As a result, an annual limitation of approximately $58,000 applies to operating loss carry forward of approximately $4,126,700 existing as of December 31, 1993. Therefore, the Company does not expect to utilize the tax benefits of a significant amount of its net operating loss carry forward existing as of December 31, 1993. There were no changes of ownership greater than 50% in 1996, and therefore the Company may utilize the tax benefit carryforwards of operating losses relating to 1997 without limitation. The Company's utilization of its tax benefit carryforwards may be further restricted in the event of subsequent changes in ownership of the Company. (See Note 4 to the Financial Statements).


Temporary differences and carryforwards which give rise to deferred tax assets and liabilities as of December 31, 1997 were as follows:

                                              Amount
                                              ------
                Net Operating Profit        $(168,372)
                --------------------------------------
                Net Operating (Loss)-
                 Carrybacks Applied           168,372
                Depreciation                   (1,700)
                Section 263A Adjustment          (680)
                Accrued Director's Fees         1,360
                Accrued Deferred Wages         84,488
                Accrued Commissions            26,653
                Accrued Vacation                2,419
                Accrued Payroll                22,416
                Accrued Warranty                4,089
                Accrued Legal & Audit          13,332
                Accrued Contract Contingency      274
                Accrued Property Taxes         13,600
                Accrued Payable - Dexter        8,336
                Accrued Royalty                11,361

                Valuation allowance pertaining
                 to deferrred tax assets     (185,948)
                                             --------
                                              $  -0-
                                             --------

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


On October 30, 1996, MSU informed Wavemat that the Company was in default of its payment and reporting obligation under the Exclusive License Agreement, dated January 15, 1988. On December 6, 1996 the Company reached and agreement with MSU concerning outstanding royalties and patent obligations in the amount of $141,258. The Company agreed to pay this amount by December 31, 1996 and this amount was unconditionally guaranteed by Venture Funding, an affiliate of the Company. This guarantee shall not apply to Wavemat's obligations in excess of $141,258 and in no event shall this guarantee extend to Wavemat's indebtedness after the date of the letter agreement. Wavemat defaulted on reimbursement of obligations and on February 17, 1997 Growth paid the obilgation relating to royalty on $40,000 because of the Company's inability to extinguish this debt. In consideration of Wavemat entering into a commercial sales agreement with Norton Company, allowing for the development and commercialization of 2.45 Ghz Microwave Processing Systems, MSU granted the Company an extension on the remaining $100,758 until February 28, 1997 under the condition that Wavemat enter into the sales agreement with Norton by September 30, 1997. MSU has extended the February due date through September 30, 1997.



Wavemat defaulted on the September 30, 1997 payment relating to the $100,758 regarding patent obligations and Growth made a payment of $136,080 on behalf of Wavemat on November 7, 1997, which included the above amount as well as additional patent maintenance obligations incurred in 1997 because of Wavemat's continuing inability to extinguish this debt.



The Company incurred royalty expense of $16,882 and ($7,913) in relation to this license agreement during 1997 and 1996, respectively. On December 31, 1996, the Company owed MSU $23,733 in accrued royalties. (See Note 3 to the Financial Statements).



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

(9)  RELATED PARTY TRANSACTIONS


(9)  RELATED PARTY TRANSACTIONS - CONTINUED


In January 1988, the Company entered into a license agreement with MSU. The license agreement provides the Company with exclusive worldwide rights to MSU's patented microwave plasma processing technology and advancements. The license agreement required the Company to pay a sign-up fee of $40,000. thereof. The license agreement also provides for royalty payments to MSU by the Company on the Company's net sales. The royalty payments are based on established percentages of certain levels of related sales. The Company incurred related royalty expenses of $16,788 and ($7,913) in relation to this license agreement during 1997 and 1996, respectively. On December 31, l997, the Company owed MSU $23,733 in accrued royalties. (See, Note 3 to the Financial Statements).


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


On November 5, 1996 Norton agreed to permit the Company the right to sell Diamond systems in exchange for a flat 10 percentage royalty excluding power supplies, substrate fixtures, freight and installation related to the systems.



In December, 1997, following strategic discussions with Growth regarding the Company's financial condition, Growth agreed to write-off a total of $1,270,000 of indebtedness and allow the Company to recognize income due to the Company's continuing inability to extinguish several debt obligations and related payments that were made on Wavemat's behalf which had been guaranteed by Venture Funding, an affiliate of the Company, and Growth. They were composed of: ($76,675 landlord, $40,500 MSU royalty, $136,080 MSU patent maintenance and related, $100,000 Growth Promissory Noted dated December 1 1994, $338,000 Growth Promissory Note dated April 7, 1994 and $578,745 of a Growth Promissory Note dated January 4, 1995). (See Note 3 to Financial Statements).


See Note 3 for information pertaining to borrowings of the Company from Venture and Growth.

See Note 4 and 7 for a description of capital transactions between the Company and Venture, Growth and the affiliates.

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

     LEASES


On October 16, 1997, the Company's landlord informed the Company that it was in default of it's second amendment to its operating lease. On November 7, 1997, a third amendment was negotiated with the landlord covering the period from July 1, 1996 through June 30, 1999. At that time, the Company was in arrears of $153,350 in lease payments. On November 7, 1997, Growth made a payment of $76,675 on Wavemat's behalf, with the remaining amount to be paid in early 1998.


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

                                              WAVEMAT INC.
                                              ----------------------------------
                                              Registrant

                                              /s/ Monis Schuster
                                              ----------------------------------


Date:  May 21, 1998                           Monis Schuster, Chairman of the
                                              Board and Chief Executive Officer
                                              (Principal Executive Officer)




accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 21, 1998.



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