Form 10QSB/A
period 1998-03-31
WAVEMAT INC
filed 1998-05-21
CIK 803957

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

(4)  SHORT TERM BORROWINGS


     On February 19, 1998, the Company entered into a $32,070 personal line of credit arrangement with Monis Schuster (Chairman of the Board and Chief Executive Officer of Wavemat, and Vice President and Secretary of Venture Funding, Ltd., an affiliate of the Company), with such credit line carrying an interest rate on outstanding balances of ten percent. This line of credit is secured pursuant to a guarantee agreement between Monis Schuster, a shareholder of the Company, and the assignment of a Wavemat Inc. account receivable from Michigan State University. The Company has

                                 WAVEMAT, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

     drawn $32,070 against this line of credit and has accrued $365 of interest pertaining to this obligation as of March 31, 1998.

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


     On March 31, 1998, Growth agreed to make a contribution of capital to the Company amounting to $604,176. This $604,176 represented amounts owed by the Company to Growth, in relation to accumulated interest due of $344,663 on promissory notes entered into with Growth (see note 4), accounts payable due to Growth on March 31, 1998 of $67,374 and deferred management wages owed to Growth of $192,139 on March 31, 1997. (See note 4 to the financial statements).




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


The slight increase in operating expenses was attributed to higher research and development expenses, although off-set by lower cost of sales and selling, general and administrative and royalty expense. The decline in cost of sales was attributed to lower microwave processing systems sales. In addition, cost of sales continues to reflect under-utilized capacity as a result of lower microwave processing system sales. Research and development activities increased due to higher sponsored research and development activities in relation to an affiliate research and development agreement mentioned above. Decreased selling, general and administrative expenses reflect a cost containment program which involved significant contracted and consulting reductions and related expenses. Decreased royalty expense during the quarter ended March 31, 1998 reflects lower microwave system sales.


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



As indicated in Note 7 to the Financial Statements, the Company has incurred operating losses and generated cash flow deficits from operating activities since its inception, therefore, the Company's ability to continue as a going concern is contingent upon its ability to raise additional funds to support its activities. At March 31, 1998, the Company had a negative working capital position of $1,847,793 compared to a negative working capital position of $2,496,450 at December 31, 1997.


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