Form 10-Q
period 1998-06-30
WAVEMAT INC
filed 1998-08-20
CIK 803957

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE SECURITIES ACT OF 1934.

For the quarterly period ended June 30, 1998.

| |  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT.

For the transition period from                  to
                               ----------------    -------------------

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

     As of July 30, 1998, the registrant had 16,165,068 shares of its Common Stock, $.01 par value outstanding.

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

                                  WAVEMAT INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                     For the Three Months             For the Six Months
                                                        Ended June 30,                  Ended June 30,
                                                      1998          1997              1998          1997
                                                   ----------    ----------        ----------    ----------
OPERATING REVENUE:
  Microwave processing system sales                   $59,807       $45,177           $61,223      $113,594
  Contract research and development
    - affiliate                                             -        50,000           124,400        50,000
                                                   ----------    ----------        ----------    ----------
    Total operating revenue                            59,807        95,177           185,623       163,594
                                                   ----------    ----------        ----------    ----------
OPERATING COSTS AND EXPENSES:
  Cost of sales                                        52,108        58,598            77,547        93,942
  Research and development                             14,570        28,357           104,667        41,473
  Selling, general and administrative                 101,486       145,888           192,626       297,663
  Royalty expense - affiliate                           4,298         2,550             4,298         5,583
                                                   ----------    ----------        ----------    ----------
    Total operating costs and expenses                172,462       235,393           379,138       438,661
                                                   ----------    ----------        ----------    ----------
  Operating loss                                     (112,655)     (140,216)         (193,515)     (275,067)

OTHER INCOME (EXPENSE):
  Miscellaneous Income                                102,100         2,137           104,200         3,397
  Interest income                                          21             9                37            39
  Interest expense                                     (3,024)        1,362            (3,961)          606
  Interest expense - affiliate                        (24,534)      (49,067)          (54,122)      (94,565)
                                                   ----------    ----------        ----------    ----------
    Other expense and income, net                      74,563       (45,559)           46,154       (90,523)
                                                   ----------    ----------        ----------    ----------
    NET LOSS                                         ($38,092)    ($185,775)        ($147,361)    ($365,590)
                                                   ==========    ==========        ==========    ==========
NET LOSS PER SHARE OF
  COMMON STOCK                                         ($0.00)       ($0.02)           ($0.01)       ($0.04)
                                                   ==========    ==========        ==========    ==========
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                               12,986,013    10,182,125        15,722,825    10,182,125
                                                   ==========    ==========        ==========    ==========


        The accompanying notes are an integral part of these statements.

                                  WAVEMAT INC.
                         STATEMENT OF FINANCIAL POSITION
                                   (Unaudited)

                                        ASSETS                                             JUNE 30,
                                                                                            1998
                                                                                        -----------
CURRENT ASSETS:
  Accounts receivable                                                                   $     7,048
  Inventory                                                                                  49,274
  Prepaid expenses                                                                            4,733
                                                                                        -----------
Total current assets                                                                         61,055

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net of accumulated
  depreciation and amortization of $584,854                                                  92,454
LICENSE AGREEMENT, net of accumulated amortization
  of $22,225                                                                                 14,047
PURCHASED TECHNOLOGY, net of accumulated amortization
  of $121,875                                                                               203,125
DEFERRED PATENT COSTS -affiliate                                                            192,209
OTHER ASSETS                                                                                 18,504
                                                                                        -----------
    Total assets                                                                        $   581,394
                                                                                        ===========
                           LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
  Bank overdraft                                                                        $     3,572
  Short-term borrowings - affiliate                                                         909,997
  Accounts payable                                                                          331,538
  Accounts payable - affiliate                                                                4,370
  Accrued liabilities                                                                       434,384
  Customer deposits                                                                           3,493
  Customer deposits - affiliate                                                               3,243
                                                                                        -----------
    Total current liabilities                                                             1,690,597

SHAREHOLDERS' DEFICIT:
  Preferred stock, $.10 par value, 1,000,000 shares authorized and
    4,000 shares ($399,600 aggregate liquidation preference)
    issued and outstanding                                                                  400,000
  Common stock, $.01 par value, 20,000,000 shares authorized and
    16,165,068 shares issued and outstanding                                                161,651
  Additional paid-in capital                                                              5,633,124
  Accumulated deficit                                                                    (7,303,978)
                                                                                        -----------
      Shareholders' deficit                                                              (1,109,203)
                                                                                        -----------
    Total liabilities and shareholders' deficit                                         $   581,394
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

     In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31,1997.

(2)  DETAILS TO STATEMENTS OF FINANCIAL POSITION

     Inventory consisted of the following:

                                                            June 30, 1998
                                                            -------------
     Raw materials                                               37,354
     Work-in-process                                             11,920
                                                             ----------
                                                             $   49,274
                                                             ==========

     A summary of Accrued Liabilities follows:

                                                            June 30, 1998
                                                            -------------
     Accrued legal & audit                                     $ 39,013
     Accrued Interest-affiliate                                  24,899
     Royalties - affiliate                                       37,713
     Commissions                                                 79,950
     Accrued Payroll                                            139,129
     Deferred compensation                                       56,354
     Other                                                       57,326
                                                               --------
                                                               $434,384
                                                               ========

(3)  RESEARCH AND DEVELOPMENT

     During the first quarter of 1998, the Company entered into a Research and development agreement with Michigan State University ("MSU"). As of June 30, 1998, the Company had recognized $124,400 in revenue and $76,514 in related resarch and development expense.


(4)  SHORT TERM BORROWINGS

     On February 19, 1998, the Company entered into a $32,070 personal line of credit arrangement with Monis Schuster

                                 WAVEMAT, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)


     (Chairman of the Board and Chief Executive of Wavemat, and Vice President and Secretary of Venture Funding, Ltd., an affiliate of the Company), with such credit line carrying an interest rate on outstanding balances of ten percent. This line of credit is secured pursuant to a guarantee agreement between Monis Schuster, a significant shareholder of the Company, and the assignment of a Wavemat Inc. account receivable from Michigan State University. The Company had drawn $32,070 against this line of credit and had accrued $685 of interest pertaining to this obligation. This obligation was extinguished by the Company on May 6, 1998.

     On April 22, 1998, Growth Funding, Ltd., paid $100,000 of indebtedness owed by the Company to its landlord due to the Company's inability to pay such debt in whole and allowed the Company to recognize income.


(5)  SHORT TERM BORROWINGS - AFFILIATE

          On January 4, 1995, the Company entered into a line of credit arrangement evidenced by a promissory note with Growth. The amounts borrowed pursuant to this line of credit are payable on demand. The Company has drawn $753,422 on this line of credit as of June 30, 1998. The applicable interest rate is 2 percentage points above the prime rate of a major bank with such interest rates ranging from 10.25 percent per annum to
     11.00 percent per annum for the period from January 4, 1995 through June 30, 1998. In December, 1997, $578,745 of this revolving line of credit obligation was written off of Wavemat's book by Growth because of the Company's continuing inability to extinguish this debt. On March 31, 1998, $166,650 of accrued interest relating to the above note was extinguished as a result of the exercise of a 1,300,000 and 2,000,000 stock warrant(s) to purchase common stock by Growth. (See note 6 to the financial statements). In addition, on March 31, 1998 $127,098 of the remaining accrued interest relating to the above note was included in a contribution of capital to the Company. (See note 6 to the financial statements).

     On April 15, 1998, an additional $244,953 of this revolving line of credit was extinguished related to a private placement of common stock (See Note 6 to the financial statements). On June 30, 1998, the Company had accrued $20,743 of additional interest relating to the above remaining line of credit.

     On December 3, 1996, the Company entered into a $25,000 line

                                 WAVEMAT, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)


     of credit arrangement evidenced by a promissory note with Growth. The amounts borrowed pursuant to the line of credit are payable by the Company on demand. The Company had drawn $25,000 on this line of credit in 1996. The applicable interest rate is at 2 percentage points above the prime rate of a major bank with such interest rate ranging from 10.25 percent per annum to 10.50 percent per annum for the period from December 3, 1996 through June 30, 1998. On March 31, 1998 $3,528 of accrued interest relating to the above note was included in a contribution of capital to the Company. (See note 6 to the financial statements). On June 30, 1998, the Company had accrued $664 of additional interest relating to the above obligation.

     On December 20, 1996, the Company entered into $3,500 line of credit arrangement evidenced by a promissory note with Growth. The amounts borrowed pursuant to the line of credit are payable by the Company on demand. The Company had utilized $3,500 of the line of credit in 1996. The applicable interest rate is at 2 percentage points above the prime rate of a major bank with such interest rate ranging from 10.25 percent per annum to 10.50 percent per annum for the period from December 20, 1996 through June 30, 1998. On March 31, 1998 accrued interest of $474 relating to the above note was included in a contribution of capital to the Company. (See note 6 to the financial statements). On June 30, 1998, the Company had accrued $93 of additional interest relating to the above obligation.

     On January 9, 1997, the Company entered into a $3,500 line of credit arrangement evidenced by a promissory note with Growth. The amounts borrowed pursuant to the line of credit are payable by the Company on demand. The Company had utilized $3,500 of the line of credit by March 31, 1997. The applicable interest rate is at 2 percentage points above the prime rate of a major bank with such interest rate ranging from 10.25 percent per annum to 10.50 percent per annum for June 30, 1998, accrued interest of $455 relating to the above note was included in a contribution of capital to the Company. (See note 6 to the financial statements). On June 30, 1998, the Company had accrued $93 of additional interest relating to the above obligation.

     On August 18, 1994, the Company issued a Convertible Debenture ("Debenture") to Growth, for the principal amount of $724,575 with the interest accruing on the outstanding balance at a rate of 2 percent above the prime rate of a major bank with such rate ranging from 9.75 percent per annum to 11.00 percent per annum for the period from August

                                 WAVEMAT, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)


     18, 1994 through June 30,1998. The Debenture amount of $724,575 represents amounts owed by the Company to Venture in relation to a promissory note ($125,000), plus related accrued interest ($23,603), deferred compensation ($261,139), accrued royalties ($212,591), and other miscellaneous liabilities ($102,242). The Debenture has an exercise price of $.5630 per share of common stock.

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

     On March 31, 1998, accrued interest of $52,254 related to the above was included in a contribution of capital to the Company. (See note 6 to the financial statements). On June 30, 1998, the Company had accrued $3,306 of additional interest relating to the above obligation.


(6)  SHAREHOLDER'S DEFICIT

     On August 9, 1994, pursuant to a resolution of the Company's Board of Directors, a warrant was issued by the Company to Venture, a significant shareholder of the Company, for the purchase of 1,300,000 shares of the Company's common stock at an exercise price of $.5313 per share. This warrant could be exercised at any time and from time to time during the five year period from August 9, 1994 to August 9, 1999. On October 27, 1995, the Company's Board of Directors, by resolution, reduced the exercise price of the warrant to $.1563 per share of common stock, the average of the bid-ask price of the Company's common stock on that date. The issuance of the warrant and reduction in the exercise price were in consideration for providing financing to the

                                 WAVEMAT, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)


     Company. On March 31, 1998, pursuant to a resolution of the Company's Board of Director's, the exercise price of the warrant was reduced to $.0505 per share of stock, the average of the bid-ask price of the Company's common stock on that date. On March 31, 1998 this warrant was exercised by Venture in consideration of financing and contributions of capital made to the Company. On the same date, $65,650 of accrued interest related to a line of credit entered into on January 4, 1985 with Growth was extinguished.

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

     On March 31, 1998, Venture agreed to make a contribution of capital to the Company amounting to $604,176. This $604,176 represented amounts owed by the Company to Venture, in relation to accumulated interest due of $344,663 on promissory notes entered into with Growth (see note 4), accounts payable due to Growth on March 31, 1998 of $67,374 and deferred management wages owed to Growth of $192,139 on March 31, 1997. (See note 4 to the financial statements).

     On April 15, 1998, the Company issued and transferred 2,682,943 shares of it's common stock, $.01 par value at $.0913 per share under a private placement to Balckshaw Limited. The private placment was transferred for investment and not for distribution. The proceeds of this placement were used to extinguish debt obligations entered into by the Company with Growth Funding, Ltd. (See note 6 to the financial statements).


(7)  COMMITMENTS AND CONTINGENCIES

     GOING CONCERN

                                 WAVEMAT, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)


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

                                 WAVEMAT, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30,1997

Operating loss declined significantly during the 1998 three and six month periods.

The operating loss decline during the 1998 periods were primarily attributable to lower cost of sales, and selling, general and administrative expenses and to a lesser extent, research and development activities during the three month period. A decline in cost of sales was attributable to improved utilized capacity. Decreased research and development activities for the quarter ended June 30, 1998 was attributable to lower non-sponsored research and development activities. Research and development activities for the six month period increased as a result of higher sponsored research and development activities in relation to an affiliate research and development agreement. The decrease in selling, general and administrative expenses reflect a cost containment program, which involved significant consulting and salary reductions, Royalty expenses increased for the quarter, because of higher microwave processing system sales, and decreased for the six month period due to a decline in microwave processing sales to which royalties relate.

Net loss decreased significantly for the three and six month period as a result of the recognition of income as a result of Growth Funding, Ltd., payment of an indebtedness to the Company's landlord and significantly lower interest expense affiliate attributable to prior debt extinguishment on April 15,1998 and December 31, 1997 which resulted in significantly lower borrowing costs. (See notes 4, 5 and 6 to the financial statements).


FINANCIAL CONDITION

JUNE 30, 1998 COMPARED TO DECEMBER 31, 1997

The Company continued to have difficulty meeting its cash requirements and obligations during the six months of 1998. Deferred compensation costs of the Company amounted to $ as of June 30, 1998. The Company was also in arrears pertaining to other obligations in the amount of $56,354 as of June 30, 1998.

                                 WAVEMAT, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)


Obligations which the Company met during the six months of 1998 were satisfied through sales of the Company's microwave processing systems and contracted research and development activities, customer deposits, lines of credit and short-term borrowings.

As indicated in Note 6 to the Financial Statements, the Company has incurred operating losses and generated cash flow deficits from operating activities since its inception, therefore, the Company's ability to continue as a going concern is contingent upon its ability to raise additional funds to support its activities. At June 30, 1998, the Company had a negative working capital position of $1,629,542 compared to a negative working capital position of $2,496,450 at December 31, 1997.

The Company is attempting to generate working capital through the sale of its microwave processing systems and through its contract research and development activities. As of June 30, 1998, the Company had no backlog of open sales orders, net, of customer deposits. Subject to various qualifications and assuming no change in delivery dates or in the shipment of orders in the normal course of business, management expects, although there can be no assurance, to ship all of the above mentioned backlog and collect the applicable cash proceeds during 1998.

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

The Company is working to resolve the potential impact of the year 2000 on the ability of the Company's computerized information systems to accurately process information that may be date-sensitive. Any of the Company's programs that recognize a date using "00" as the year 1900 rather than the year 2000 could result in errors or system failures. The Company utilizes a number of computer programs across its entire operation. The Company has not completed its assessment, but currently believes that costs of addressing this issue will not have a material

                                 WAVEMAT, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)


adverse impact on the Company's financial position. However, if the Company and third parties upon which it relies are unable to address this issue in a timely manner, it could result in a material financial risk to the Company. In order to assure that this does not occur, the Company plans to devote all resources required to resolve any significant year 2000 issues in a timely manner.

ITEM 5.
On August 4, 1998, Raymond F. Decker resigned as a director of the Company to devote more time to other business interests.


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

               (a)  Exhibits - Ex. 27 Financial Data Schedule

               (b)  Reports on Form 8-K:

                    No reports on Form 8-K have been filed during the Quarter ended June 30, 1998.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             WAVEMAT INC.
                                             REGISTRANT


Date:  August 19, 1998                  BY: /s/ Monis Schuster
                                            -------------------------------
                                        Monis Schuster, Chairman of the
                                        Board and Chief Executive Officer
                                        (Principal Operating Officer)


Date: August 19, 1998                   BY:  /s/ Sharon K. Zitnik
                                             ------------------------------
                                        Sharon K. Zitnik, Vice President
                                        Treasurer, Secretary and Chief Financial
                                        Officer (Principal Financial Officer)

                                Exhibit Index
                                -------------


Exhibit No.                  Description
-----------                  -----------
   27                        Financial Data Schedule