Form 10QSB
period 1998-06-30
WAVEMAT INC
filed 1998-08-20
CIK 803957

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

                                  WAVEMAT INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                      For the Six Months
                                                                                        Ended June 30,
                                                                       --------------------------------------------
                                                                           1998                            1997
                                                                       -----------                      -----------

CASH, BEGINNING OF PERIOD                                              $       ---                      $       ---
CASH FLOWS FROM OPERATING ACTIVITIES:                                  -----------                      -----------
    Net loss                                                              (147,361)                       (365,590)
    Adjustments to reconcile net loss
     to net cash provided by (used in) operating
     activities:
       Depreciation and amortization                                        24,174                          24,910
     Changes in current assets and liabilities:
       Accounts receivable                                                  39,281                          (5,103)
       Inventory                                                            55,157                         (34,530)
       Prepaid expenses                                                        (50)                         (5,212)
       Bank overdraft                                                       (7,134)                        (80,564)
       Accounts payable                                                     (2,213)                         99,075
       Accounts payable - affiliate                                          5,342                           4,753
       Accrued liabilities                                                 (79,400)                        144,842
       Customer deposits                                                    (5,320)                        (27,399)
       Customer deposits - affiliate                                       (74,400)                            ---
                                                                       -----------                      ----------
Net cash used by operating activities                                     (191,924)                       (244,818)

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of equipment and leasehold
         improvements                                                          234                          (9,990)
       Increase in deferred patent costs                                       ---                         (13,292)
                                                                       -----------                      ----------
Net cash provided (used) in investing activities                               234                         (23,282)

CASH FLOWS FROM FINANCING ACTIVITIES:
       Short-term borrowings                                                   ---                         125,000
       Short-term borrowings - affiliate                                    25,070                         143,100
       Issuance of common stock - affiliate                                166,620                             ---
                                                                       -----------                      ----------
Net cash used in financing activities                                      191,690                         268,100
                                                                       -----------                      ----------
INCREASE (DECREASE) IN CASH                                                    ---                             ---
                                                                       -----------                      ----------
CASH, END OF PERIOD                                                    $       ---                      $      ---
                                                                       ===========                      ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       Interest payments                                               $       686                      $      ---
                                                                       ===========                      ==========

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


FINANCIAL CONDITION

JUNE 30, 1998 COMPARED TO DECEMBER 31, 1997

The Company continued to have difficulty meeting its cash requirements and obligations during the six months of 1998. Deferred compensation costs of the Company amounted to $56,354 as of June 30, 1998. The Company was also in arrears pertaining to other obligations in the amount of $161,800 as of June 30, 1998.

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