Form 10QSB/A
period 1998-03-31
WAVEMAT INC
filed 1998-11-16
CIK 803957

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB/A


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

                                  WAVEMAT INC.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                             For the Three Months
                                                                                Ended March 31,
                                                                          ---------------------------
                                                                               1998         1997
                                                                               ----         ----
CASH, BEGINNING OF PERIOD                                                    $     ---    $     ---
                                                                             ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                                               (109,269)   (179,815)
       Adjustments to reconcile net loss to net cash provided by (used in)
       operating activities:
         Depreciation and amortization                                          12,259       13,573
       Changes in current assets and liabilities:
         Accounts receivable                                                    50,973          716
         Inventory                                                             (12,777)     (11,277)
         Prepaid expenses                                                          602          263
         Bank overdraft                                                          7,500      (58,283)
         Accounts payable                                                       43,863       54,177
         Accounts payable - affiliate                                              972        2,412
         Accrued liabilities                                                    51,966       57,039
         Customer deposits                                                         ---      (17,330)
         Customer deposits - affiliate                                         (74,400)         ---
                                                                             ---------    ---------
                                                                               (28,311)    (138,525)

Net cash used by operating activities


CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchase of equipment and leasehold
            improvements                                                       (25,159)       1,425
                                                                             ---------    ---------
Net cash (used in) provided by investing activities                            (25,159)       1,425


CASH FLOWS FROM FINANCING ACTIVITIES:
         Short-term borrowings                                                  32,070      137,100
         Short-term borrowings-affiliate                                        21,400           --
                                                                             ---------    ---------
                                                                                53,470      137,100
Net cash provided by financing activities                                    ---------    ---------

INCREASE (DECREASE) IN CASH                                                        ---          ---
                                                                             ---------    ---------
CASH, END OF PERIOD                                                          $     ---    $     ---
                                                                             =========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW

INFORMATION:
             Interest payments                                               $     ---    $     ---
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