Form 10QSB/A
period 1998-06-30
WAVEMAT INC
filed 1998-11-16
CIK 803957

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

                                  WAVEMAT INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                   For the Six Months
                                                                                     Ended June 30,
                                                                              -----------------------------
                                                                                1998                1997
                                                                             ---------           ---------
CASH, BEGINNING OF PERIOD                                                    $   ---             $  ---
                                                                             ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                  (147,361)           (365,590)
    Adjustments to reconcile net loss
       to net cash provided by (used in) operating
     activities:
       Depreciation and amortization                                            24,174              24,910
    Changes in current assets and liabilities:
       Accounts receivable                                                      39,281              (5,103)
       Inventory                                                                55,157             (34,530)
       Prepaid expenses                                                            (50)             (5,212)
       Bank overdraft                                                           (7,134)            (80,564)
       Accounts payable                                                         (2,213)             99,075
       Accounts payable - affiliate                                              5,342               4,753
       Accrued liabilities                                                     331,261             144,842
       Customer deposits                                                        (5,320)            (27,399)
       Customer deposits - affiliate                                           (74,400)              ---
                                                                             ---------           ---------
Net cash provided from (used by) operating activities                          218,737            (244,818)

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of equipment and leasehold
          improvements                                                         (25,685)             (9,990)
       Increase in deferred patent costs                                        ---                (13,292)
                                                                             ---------           ---------

Net cash used in investing activities                                          (25,685)            (23,282)

CASH FLOWS FROM FINANCING ACTIVITIES:
       Short-term borrowings                                                    ---                125,000
       Short-term borrowings - affiliate                                      (193,052)            143,100
                                                                             ---------           ---------

Net cash from (used in) financing activities                                  (193,052)            268,100
                                                                             ---------           ---------
INCREASE (DECREASE) IN CASH                                                     ---                 ---
                                                                             ---------           ---------
CASH, END OF PERIOD                                                          $  ---              $  ---
                                                                             =========           =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest payments                                                        $     686           $  ---
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