Form 10QSB
period 1998-09-30
WAVEMAT INC
filed 1998-11-23
CIK 803957

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE SECURITIES ACT OF 1934.

For the quarterly period ended September 30, 1998.
                               -------------------

/ /       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT.

For the transition period from                  to
                               ----------------    -----------------

               Commission file number:    0-16919
                                        --------------
                                  WAVEMAT INC.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

                  DELAWARE                        38-2512387
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

            Yes      X                No
                 ----------                -----------

         As of October 28, 1998, the registrant had 16,165,068 shares of its Common Stock, $.01 par value outstanding.

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

                                  WAVEMAT INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                            For the Three Months             For the Nine Months
                                             Ended September 30,             Ended September 30,
                                           1998            1997            1998            1997
                                       ------------    ------------    ------------    ------------
OPERATING REVENUE:
 Microwave processing system sales     $      6,537    $     22,013    $     67,760    $    135,607
 Contract research and development            2,500            -              2,500            -
 Contract research and development
  - affiliate                                  -             50,000         124,400         100,000
                                       ------------    ------------    ------------    ------------
  Total operating revenue                     9,037          72,013         194,660         235,607
                                       ------------    ------------    ------------    ------------

OPERATING COSTS AND EXPENSES:
 Cost of sales                               42,822          42,884         120,369         136,826
 Research and development                    29,731          16,307         134,398          57,780
 Selling, general and administrative         72,963         143,308         265,589         440,971
 Royalty expense - affiliate                   -               -              4,298           5,583
                                       ------------    ------------    ------------    ------------
  Total operating costs and expenses        145,516         202,499         524,654         641,160
                                       ------------    ------------    ------------    ------------
 Operating loss                            (136,479)       (130,486)       (329,994)       (405,553)

OTHER INCOME (EXPENSE):
 Miscellneous income                          2,100           1,688         106,300           5,085
 Interest income                                 14              37              51              76
 Interest expense                            (5,597)         (6,408)         (9,558)         (5,802)
 Interest expense - affiliate               (25,303)        (50,397)        (79,425)       (144,962)
                                       ------------    ------------    ------------    ------------
  Other expense, net                        (28,786)        (55,080)         17,368        (145,603)
                                       ------------    ------------    ------------    ------------
  NET LOSS                                ($165,265)      ($185,566)      ($312,626)      ($551,156)
                                       ============    ============    ============    ============
NET LOSS PER SHARE OF
 COMMON STOCK                                ($0.01)         ($0.02)         ($0.02)         ($0.05)
                                       ============    ============    ============    ============
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                      16,165,068      10,182,125      14,105,343      10,182,125
                                       ============    ============    ============    ============


        The accompanying notes are an integral part of these statements.

                             WAVEMAT INC.
                       STATEMENTS OF CASH FLOWS
                             (Unaudited)

                                                       For the Nine Months
                                                        Ended September 30,
                                                      ----------------------
                                                         1998         1997
                                                      ---------    ---------
CASH, BEGINNING OF PERIOD                             $   ---      $   ---
                                                      ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                           (312,626)    (551,156)
    Adjustments to reconcile net loss
     to net cash provided by (used in) operating
     activities:
       Depreciation and amortization                     39,325       41,138
     Changes in current assets and liabilities:
       Accounts receivable                               37,810        7,163
       Inventory                                         55,248     (153,323)
       Prepaid expenses                                   3,778         (540)
       Bank overdraft                                    (6,874)     (61,783)
       Accounts payable                                  43,773      178,837
       Accounts payable - affiliate                       6,488        7,207
       Accrued liabilities                              362,167      217,760
       Customer deposits                                 19,167       (4,149)
       Customer deposits - affiliate                    (74,400)     (25,600)
                                                      ---------    ---------
Net cash provided by (used in) operating activities     173,856     (344,446)

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of equipment and leasehold
         improvements                                   (29,203)     (12,862)
       Increase in deferred patent costs                  ---        (13,292)
                                                      ---------    ---------
Net cash used in investing activities                   (29,203)     (26,154)

CASH FLOWS FROM FINANCING ACTIVITIES:

       Short-term borrowings                              ---        125,000
       Short-term borrowings - affiliate               (144,653)     245,600
                                                      ---------    ---------
Net cash provided by (used in) financing activities    (144,653)     370,600
                                                      ---------    ---------
INCREASE (DECREASE) IN CASH                               ---          ---
                                                      ---------    ---------
CASH, END OF PERIOD                                   $   ---      $   ---
                                                      =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       Interest payments                              $     686    $   1,139
                                                      =========    =========

        The accompanying notes are an integral part of these statements.

                                  WAVEMAT INC.
                         STATEMENT OF FINANCIAL POSITION
                                   (Unaudited)



                              ASSETS                                              SEPTEMBER 30,
                                                                                     1998
                                                                                  ------------
CURRENT ASSETS:
  Accounts receivable                                                             $     8,519
  Inventory                                                                            49,183
  Prepaid expenses                                                                        905
                                                                                  -----------
    Total current assets                                                               58,607

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net of accumulated
  depreciation and amortization of $592,701                                            88,125
LICENSE AGREEMENT, net of accumulated amortization
  of $22,758                                                                           13,513
PURCHASED TECHNOLOGY, net of accumulated amortization
  of $121,646                                                                         196,354
DEFERRED PATENT COSTS -affiliate                                                      192,209
OTHER ASSETS                                                                           18,504
                                                                                  -----------
    Total assets                                                                  $   567,312
                                                                                  ===========
              LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
  Bank overdraft                                                                  $     3,832
  Short-term borrowings - affiliate                                                   958,397
  Accounts payable                                                                    377,524
  Accounts payable - affiliate                                                          5,516
  Accrued liabilities                                                                 465,288
  Customer deposits                                                                    27,980
  Customer deposits - affiliate                                                         3,243
                                                                                  -----------
    Total current liabilities                                                       1,841,780

SHAREHOLDERS' DEFICIT:
  Preferred stock, $.10 par value, 1,000,000 shares authorized and 4,000 shares
    ($399,600 aggregate liquidation preference)
    issued and outstanding                                                            400,000
  Common stock, $.01 par value, 20,000,000 shares authorized and
    16,165,068 shares issued and outstanding                                          161,651
  Additional paid-in capital                                                        5,633,124
  Accumulated deficit                                                              (7,469,243)
                                                                                  -----------
      Shareholders' deficit                                                        (1,274,468)
                                                                                  -----------
    Total liabilities and shareholders' deficit                                   $   567,312
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

         In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 1997.

(2)      DETAILS TO STATEMENTS OF FINANCIAL POSITION

         Inventory consisted of the following:

                                   September 30, 1998
                                   ------------------
         Raw materials                 37,474
         Work-in-process               11,710
                                      -------
                                      $49,184
                                      =======

         A summary of Accrued Liabilities follows:

                                        September 30, 1998
                                        ------------------
         Accrued legal & audit               $ 39,013
         Accrued Interest-affiliate            50,202
         Royalties - affiliate                 37,807
         Commissions                           79,950
         Accrued Payroll                      139,243
         Deferred compensation                 56,354
         Other                                 62,719
                                            ---------
                                            $ 465,288
                                            =========
(3)      RESEARCH AND DEVELOPMENT

         During the first quarter of 1998, the Company entered into a Research and development agreement with Michigan State University ("MSU"). As of September 30, 1998, the Company had recognized $124,400 in revenue and $76,514 in related resarch and development expense.


(4)      SHORT TERM BORROWINGS - AFFILIATE
         On January 4, 1995, the Company entered into a line of credit arrangement evidenced by a promissory note with Growth. The amounts borrowed pursuant to this line of credit are payable on demand. The Company has drawn

                                 WAVEMAT, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

         $801,811 on this line of credit as of September 30, 1998. The applicable interest rate is 2 percentage points above the prime rate of a major bank with such interest rates ranging from 10.25 percent per annum to 11.00 percent per annum for the period from January 4, 1995 through September 30, 1998. In December, 1997, $578,745 of this revolving line of credit obligation was written off of Wavemat's book by Growth because of the Company's continuing inability to extinguish this debt. On March 31, 1998, $166,650 of accrued interest relating to the above note was extinguished as a result of the exercise of a 1,300,000 and 2,000,000 stock warrant(s) to purchase common stock by Growth. (See note 6 to the financial statements). In addition, on March 31, 1998 $127,098 of the remaining accrued interest relating to the above note was included in a contribution of capital to the Company.

         On April 15, 1998, an additional $244,953 of this revolving line of credit was extinguished related to a private placement of common stock (See Note 6 to the financial statements). On September 30, 1998, the Company had accrued $81,845 of additional interest relating to the above remaining line of credit.

         On December 3, 1996, the Company entered into a $25,000 line of credit arrangement evidenced by a promissory note with Growth. The amounts borrowed pursuant to the line of credit are payable by the Company on demand. The Company had drawn $25,000 on this line of credit in 1996. The applicable interest rate is at 2 percentage points above the prime rate rate of a major bank with such interest rate ranging from 10.25 percent per annum to 10.50 percent per annum for the period from December 3, 1996 through September 30, 1998. On March 31, 1998 $3,528 of accrued interest relating to the above note was included in a contribution of capital to the Company. On September 30, 1998, the Company had accrued $1,334 of additional interest relating to the above obligation.

         On December 20, 1996, the Company entered into $3,500 line of credit arrangement evidenced by a promissory note with Growth. The amounts borrowed pursuant to the line of credit are payable by the Company on demand. The Company had utilized $3,500 of the line of credit in 1996. The applicable interest rate is at 2 percentage points above the prime rate of a major bank with such interest rate ranging from 10.25 percent per annum to 10.50 percent per annum for the period from December 20, 1996 through September 30, 1998. On March 31, 1998 accrued interest of $474 relating to

                                 WAVEMAT, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

         the above note was included in a contribution of capital to the Company. (See note 6 to the financial statements). On September 30, 1998, the Company had accrued $187 of additional interest relating to the above obligation.

         On January 9, 1997, the Company entered into a $3,500 line Of credit arrangement evidenced by a promissory note with Growth. The amounts borrowed pursuant to the line of credit are payable by the Company on demand. The Company had utilized $3,500 of the line of credit by March 31, 1997. The applicable interest rate is at 2 percentage points above the prime rate of a major bank with such interest rate ranging from
         10.25 percent per annum to 10.50 percent per annum through September 30, 1998. Accrued interest of $455 relating to the above note was included in a contribution of capital to the Company on March 31, 1998. On September 30, 1998, the Company had accrued $187 of additional interest relating to the above obligation.

         On August 18, 1994, the Company issued a Convertible Debenture ("Debenture") to Growth, for the principal amount of $724,575 with the interest accruing on the outstanding balance at a rate of 2 percent above the prime rate of a major bank with such rate ranging from 9.75 percent per annum to 11.00 percent per annum for the period from August 18, 1994 through September 30,1998. The Debenture amount of $724,575 represents amounts owed by the Company to Venture in relation to a promissory note($125,000), plus related accrued interest ($23,603), deferred compensation ($261,139), accrued royalties ($212,591), and other miscellaneous liabilities ($102,242). The Debenture has an exercise price of $.5630 per share of common stock.

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

                                 WAVEMAT, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

         average of the bid-ask price of the Company's common stock on that date in consideration for additional financings and contribution of capital provided to the Company.

         On March 31, 1998, accrued interest of $52,254 related to the above was included in a contribution of capital to the Company. (See note 6 to the financial statements). On September 30, 1998, the Company had accrued $6,649 additional interest relating to the above obligation.



(5)      SHAREHOLDER'S DEFICIT

         On April 15, 1998, the Company issued and transferred 2,682,943 shares of it's common stock, $.01 par value at $.0913 per share under a private placement to Balckshaw Limited. The private placement was transferred for investment and not for distribution. The proceeds of this placement were used to extinguish debt obligations entered into by the Company with Growth Funding, Ltd. On September 1, 1998 the Directors of Wavemat, acting without a meeting resolved, affirmed and ratified the above conveyance of common stock.

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

                                 WAVEMAT, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30,1997

Operating loss declined significantly during the 1998 three and nine month periods as a result of a substantial decline in operating costs and expenses, more than off-setting the decline in revenue. Operating revenue decreased because of significant declines in the company's microwave processing system sales.

The decline in operating expenses was attributable to lower cost of sales and significantly lower selling, general and administrative expenses, although off-set by higher research and development activities. The decline in cost of sales was attributable to lower microwave processing system sales as mentioned above. The increase in research and development activities were primarily the result of higher non-sponsored research activities performed by the company related to further enhancement of the company's product lines.

The decline in selling, general and administrative expenses are primarily attributable to lower consulting and salary expenses and the reflection of a gain on the disposal of a company asset being reflected during the quarter ending of September 30, 1998.

Net loss decreased significantly for the three and nine month period as a result of the recognition of income as a result of Growth Funding, Ltd., payment of an indebtedness to the Company's landlord and significantly lower interest expense
- affiliate attributable to prior debt extinguishment on April 15,1998 and December 31, 1997 which resulted in significantly lower borrowing costs. (See note 4 to the financial statements).


FINANCIAL CONDITION

SEPTEMBER 30, 1998 COMPARED TO DECEMBER 31, 1997


The Company continued to have difficulty meeting its cash requirements and obligations during the nine months of 1998. Deferred compensation costs of the Company amounted to $ 56,354

                                 WAVEMAT, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

as of September 30, 1998. The Company was also in arrears pertaining to other obligations in the amount of $142,600 as of September 30, 1998.

Obligations which the Company met during the nine months of 1998 were satisfied through sales of the Company's microwave processing systems and contracted research and development activities, customer deposits, lines of credit and short-term borrowings.


As indicated in Note 6 to the Financial Statements, the Company has incurred operating losses and generated cash flow deficits from operating activities since its inception, therefore, the Company's ability to continue as a going concern is contingent upon its ability to raise additional funds to support its activities. At September 30, 1998, the Company had a negative working capital position of $1,783,173 compared to a negative working capital position of $2,496,450 at December 31, 1997.

The Company is attempting to generate working capital through the sale of its microwave processing systems and through its contract research and development activities. As of September 30, 1998, the Company had a backlog of open sales orders or $ 109,352, net, of customer deposits. Subject to various qualifications and assuming no change in delivery dates or in the shipment of orders in the normal course of business, management expects, although there can be no assurance, to ship all of the above mentioned backlog and collect the applicable cash proceeds during 1998 or early 1999.

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

The Company is working to resolve the potential impact of the year 2000 on the ability of the Company's computerized information systems to accurately process information that may be date-sensitive. Any of the Company's programs that recognize a date using "00" as the year 1900 rather than the year 2000 could result in errors or system failures. The Company utilizes a number of computer programs across its entire operation. The Company has not completed its assessment, but currently believes that costs of addressing this issue will not have a material adverse impact on the Company's financial position. However, if the Company and third parties upon which it relies are unable to address this issue in a timely manner, it could result in a material financial risk to the Company. In order to assure that this does not occur, the Company plans to devote all resources required to resolve any significant year 2000 issues in a timely manner.

ITEM 5.
On August 4, 1998, Raymond F. Decker resigned as a director of the Company to devote more time to other business interests.


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)    Exhibits - Ex. 27 Financial Data Schedule Period
                                    ended 9/30/98
                                    Ex. 27.1 Financial Data Schedule Period
                                    ended 6/30/98 restated
                  (b)    Reports on Form 8-K:

                         No reports on Form 8-K have been filed during the Quarter ended September 30, 1998.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     WAVEMAT INC.
                                      REGISTRANT


Date:  November 23,  1998      BY: /s/ Monis Schuster
                                   --------------------
                                   Monis Schuster, Chairman of the
                                   Board and Chief Executive Officer
                                   (Principal Operating Officer)


Date:  November 23, 1998      BY:  /s/ Sharon K. Zitnik
                                   -----------------------
                                   Sharon K. Zitnik, Vice President,
                                   Treasurer, Secretary and Chief Financial
                                   Officer (Principal Financial Officer)

                               INDEX TO EXHIBITS



EXHIBIT NO.              DESCRIPTION
-----------              -----------

Ex-27               Financial Data Schedule Period Ended 9/30/98

Ex-27.1             Financial Data Schedule Period Ended 6/30/98 Restated